Form 10-Q
period 1996-06-30
FCB FINANCIAL CORP
filed 1996-08-07
CIK 906195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission File Number:  0-22066

                               FCB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

            Wisconsin                                 39-1760287
   (State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

     108 E. Wisconsin Avenue, Neenah, WI                           54956
   (Address of principal executive office)                      (Zip Code)

                                  (414) 727-3400
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

   Yes     X         No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class:  Common Stock, $.01 Par Value

          Number of shares outstanding as of June 30, 1996:   2,459,614

                              FCB FINANCIAL CORP.

                               INDEX -- FORM 10-Q


   Part I--Financial Information                                     Page No.


   Item 1--Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition as of
        June 30, 1996 and March 31, 1996                                  1

        Consolidated Statements of Income for the Three Months Ended
        June 30, 1996 and 1995                                            3

        Consolidated Statements of Shareholders' Equity for the
        Three Months Ended June 30, 1996 and 1995                         4

        Consolidated Statements of Cash Flows for the Three
        Months Ended June 30, 1996 and 1995                               5

        Notes to Consolidated Financial Statements                        7

   Item 2 --Management's Discussion and Analysis

        Results of Operations                                             9

        Changes in Financial Condition                                    9

        Asset Quality                                                    11

        Liquidity & Capital Resources                                    13

        Other Matters                                                    14

   Part II--Other Information

   Item 6 --Exhibits and Reports on Form 8-K                             15

                         Part I - Financial Information

   Item 1--Financial Statements

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        June 30, 1996 and March 31, 1996
                                   (Unaudited)



        ASSETS

                                                     June 30      March 31
                                                      1996          1996
                                                        (In thousands)

   Cash and cash equivalents                          $4,669        $4,792
   Investment securities held to maturity
    (estimated fair value of $6,957
    and $6,965 at June 30, 1996 and
    March 31, 1996, respectively)                      6,988         6,986
   Mortgage-related securities available
    for sale, at fair value                            6,730         6,906
   Mortgage-related securities held to
    maturity (estimated fair value of
    $17,465 and $17,986 at June 30, 1996
    and March 31, 1996, respectively)                 17,369        17,850
   Investment in Federal Home Loan Bank
    stock, at cost                                     2,863         2,595
   Loans held for sale - Net of unrealized
    loss of $160 and $101 at
    June 30, 1996 and March 31,
    1996, respectively                                 5,998         5,161
   Loans receivable - Net                            214,101       204,897
   Real estate held for investment                       191           196
   Interest receivable on loans                        1,233         1,167
   Interest receivable - Other                           146           228
   Office properties and equipment                     4,199         4,211
   Prepaid expenses and other assets                     271           267
   Deferred income taxes                                 414           404
                                                     -------       -------

   TOTAL ASSETS                                     $265,172      $255,660
                                                     =======       =======

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        June 30, 1996 and March 31, 1996

      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    June 30       March 31
                                                      1996          1996

   Liabilities:
      Deposit accounts                              $153,431      $151,115
      Borrowed funds                                  57,255        51,900
      Advance payments by borrowers for taxes
       and insurance                                   3,875         2,410
      Accrued interest                                   765           949
      Other liabilities                                2,193         1,545
      Dividends payable                                  422           360
      Accrued income taxes                               576           189
                                                    --------       -------

      Total liabilities                              218,517       208,468
                                                    --------      --------
   Commitments and contingencies

   Shareholders' Equity:
      Common stock - $.01 par value                       29            29
      Additional paid-in capital                      28,741        28,693
      Retained earnings - Substantially
       restricted                                     26,247        25,930
      Unrealized loss on securities
       available for sale - Net of tax                   (43)          (26)
      Unearned compensation - ESOP                    (1,054)       (1,118)
      Treasury common stock, at cost                  (7,265)       (6,316)
                                                    --------       -------

      Total shareholders' equity                      46,655        47,192
                                                    --------       -------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                            $265,172      $255,660
                                                     =======       =======


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                     Three Months Ended
                                                           June 30
                                                    1996             1995
                                                    (In thousands except
                                                     per share numbers)

   Interest and dividend income:
      Mortgage loans                                $3,677           $3,302
      Other loans                                      621              466
      Investment securities                             96              127
      Mortgage-related securities                      400              430
      Dividends on stock in Federal
       Home Loan Bank                                   45               37
      Interest-bearing deposits                         13                8
                                                   -------          -------
          Total interest and dividend income         4,852            4,370
                                                   -------          -------
   Interest expense:
      Deposit accounts                               1,916            1,881
      Borrowed funds                                   701              596
                                                   -------          -------
          Total interest expense                     2,617            2,477
                                                   -------          -------
   Net interest income                               2,235            1,893
   Provision for loan losses                            50               50
                                                   -------          -------
   Net interest income after provision
    for loan losses                                  2,185            1,843
                                                   -------          -------
   Noninterest income:
      Loan fees and charges                             91               92
      Savings fees and charges - Net                    30               29
      Gain on sale of loans - Net                        5               19
      Other income                                      49               51
                                                   -------          -------
          Total noninterest income                     175              191
                                                   -------          -------
   Operating expenses:

      Compensation, payroll taxes and other
       employee benefits                               567              546
      Marketing                                         51               67
      Occupancy                                        171              174
      Data processing                                   61               59
      Federal insurance premiums                        89               84
      Other                                            183              164
                                                   -------          -------
          Total operating expenses                   1,122            1,094
                                                   -------          -------
   Income before provision for
    income taxes                                     1,238              940
   Provision for income taxes                          481              371
                                                   -------          -------
   NET INCOME                                         $757             $569
                                                   =======          =======
   EARNINGS PER SHARE - See note 4                   $0.31            $0.22
                                                   =======          =======
   DIVIDENDS DECLARED PER SHARE                      $0.18            $0.15
                                                   =======          =======

   See accompanying notes to the unaudited consolidated financial statements.

                                                FCB FINANCIAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Three Months Ended June 30, 1996 and 1995
                                                      (Unaudited-in thousands)

                                                                           Unrealized
                                                                             Loss on
                                                                           Securities
                                                Additional                  Available       Unearned      Treasury
                                     Common       Paid-in     Retained      for Sale,     Compensation     Common
                                     Stock        Capital     Earnings     Net of Tax         ESOP         Stock         Total

      Balance at March 31, 1995     $    29      $ 28,526     $ 24,916      $      0        $  (1,361)   $  (4,093)   $  48,017
      Net income for three months
        ended June 30, 1995                                        569                                                     569
      Cash dividends declared
        ($.15 per share)                                          (374)                                                   (374)
      Amortization of unearned
        compensation - ESOP                            34                                                      63           97
                                    -------       -------      -------       -------         -------      -------      -------
      Balance at June 30, 1995           29        28,560       25,111             0          (1,298)      (4,093)      48,309

      Net income for nine months
        ended March 31, 1996                                     1,988                                                   1,988
      Cash dividends declared
        ($.45 per share)                                        (1,110)                                                 (1,110)
      Amortization of unearned
        compensation - ESOP                           133                                        180                       313
      Increase in unrealized losses
        on securities available for
        sale - Net of tax                                                        (26)                                      (26)
      Exercise of stock options -
        12,500 treasury common
        shares                                                     (59)                                       184          125
      Purchase of treasury common
        stock - 131,530 shares                                                                             (2,407)      (2,407)
                                   --------       -------      -------       -------         -------      -------      -------
      Balance at March 31, 1996          29        28,693       25,930           (26)         (1,118)      (6,316)      47,192

      Net income for three months
        ended June 30, 1996                                        757                                                     757
      Cash dividends declared
        ($.18 per share)                                          (422)                                                   (422)
      Amortization of unearned
        compensation - ESOP                            48                                         64                       112
      Increase in unrealized
        losses on securities
        available for sale -
        Net of tax                                                               (17)                                      (17)
      Exercise of stock options -
        3,000 treasury common
        shares                                                     (18)                                        48           30
      Purchase of treasury
        common stock - 56,000
        shares                                                                                               (997)        (997)
                                    -------       -------      -------       -------         -------      -------      -------
      Balance at June 30, 1996      $    29     $  28,741    $  26,247      $    (43)      $  (1,054)   $  (7,265)   $  46,655
                                    =======       =======      =======       =======         =======      =======      =======


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended June 30, 1996 and 1995
                                   (Unaudited)


                                                    Three Months Ended
                                                          June 30
                                                    1996             1995
                                                       (In thousands)

   Operating activities:
      Net income                                   $   757        $   569
                                                    ------         ------
      Adjustments to reconcile net income
       to net cash used in operating
       activities:
          Depreciation                                  66             69
          Net amortization (accretion) of
           premiums (discounts)
           on investment and mortgage-
           related securities                           (7)             1
          Provision for loan losses                     50             50
          Gain on sale of loans - Net                   (5)            (9)
          Loss pass-through on real estate
           held for investment                           5              5
          Loans originated for sale                 (5,368)        (4,373)
          Proceeds from loan sales                   4,536          2,325
          Changes in operating assets and
           liabilities:
             Interest receivable                        16             21
             Prepaid expenses and other assets          (4)            35
             Accrued interest and other
               liabilities                             464            868
             Accrued income taxes                      387            293
             Unearned compensation - ESOP              112             97
                                                   -------        -------
                Total adjustments                      252           (618)
                                                   -------        -------
   Net cash provided by (used in) operating
      activities                                     1,009            (49)
                                                   -------        -------
   Cash flows from investing activities:

      Purchases of investment securities held
          to maturity                               (2,000)             0
      Maturities of investment securities held
          to maturity                                2,000          2,000
      Principal repayments on mortgage-related
          securities available for sale                149              0
      Principal repayments on mortgage-related
          securities held to maturity                  468            285
      Purchase of Federal Home Loan Bank stock        (268)             0
      Net increase in loans                         (9,254)        (6,780)
      Capital expenditures                             (54)            (2)
                                                   -------        -------
   Net cash used in investing activities            (8,941)        (3,497)
                                                   -------        -------
   Cash flows from financing activities:
      Net increase in deposit accounts               2,316          6,311
      Net increase (decrease) in borrowed
       funds                                         5,355         (4,150)
      Net increase in advance payments
       by borrowers for taxes and insurance          1,465          1,510
      Proceeds from exercise of stock options           30              0
      Purchase of treasury common stock               (997)             0
      Dividends paid                                  (360)          (299)
                                                   -------        -------
   Net cash provided by financing activities         7,809          3,372
                                                   -------        -------
   Net decrease in cash and cash equivalents          (123)          (174)
   Cash and cash equivalents at beginning            4,792          4,773
                                                   -------        -------
   Cash and cash equivalents at end               $  4,669       $  4,599
                                                   =======        =======
   Supplemental cash flow information:

      Cash paid during the quarter for:
          Interest on deposit accounts            $  1,853       $  1,692
          Interest on borrowed funds                   685            626
          Income taxes                                  93             77


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   NOTE 1-PRINCIPLES OF CONSOLIDATION

   FCB Financial Corp. (the "Corporation") is the holding company for Fox Cities Bank, F.S.B. (the "Bank"). The accompanying unaudited consolidated financial statements include the accounts of the Corporation, the Bank and the Bank's wholly-owned subsidiaries, Fox Cities Financial Services, Inc. ("FCFS") and Fox Cities Investments, Inc. ("FCI"), after elimination of significant intercompany accounts and transactions. FCFS sells tax-deferred annuities and consumer credit life and disability insurance. In addition, FCFS has a 50% ownership in a low/moderate income apartment building partnership. The partnership qualifies for federal low income housing tax credits. FCI, a Nevada corporation, owns and manages a portfolio of investment securities, all of which are permissible investments of the Bank itself.

   NOTE 2-BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended June 30, 1996 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 1996 included in the Corporation's Annual Report on Form 10-K (Commission File Number 0-22066) as filed with the Securities and Exchange Commission.

   NOTE 3-ACCOUNTING CHANGES

   Effective April 1, 1996, the Corporation adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires long-lived assets and certain intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Statement also requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Corporation's financial condition at, or results of operations for the three month period ended, June 30, 1996.

   Effective April 1, 1996, the Corporation adopted FASB Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which amends the previously issued Statement No. 65, "Accounting for Certain Mortgage Banking Activities." Statement No. 122 requires recognition of mortgage servicing rights as assets however the rights are acquired. For loans which are subsequently sold or securitized, a portion of the cost of the loans shall be allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The Statement further requires assessment of the value of the capitalized
   mortgage servicing rights for impairment.   As a result of adopting this
   Statement, the Corporation recorded a mortgage servicing rights ("OMSR") asset and an additional gain on sale of loans of approximately $45,000 in the quarter ended June 30, 1996. There was no impairment of OMSRs in the quarter.

   NOTE 4-EARNINGS PER SHARE

   Earnings per share of common stock for the three months ended June 30, 1996 and 1995 were computed based on consolidated net income and weighted average outstanding shares. The weighted average number of shares outstanding for the three months ended June 30, 1996 and 1995 were 2,422,348 and 2,539,276, respectively.

   NOTE 5-STOCK REPURCHASE PROGRAMS

   On January 23, 1996, the Corporation announced that it had adopted a stock repurchase program. Under this program, the Corporation purchased 5% of its outstanding common stock, or 131,530 shares, over the period beginning January 31, 1996 and ending March 4, 1996. On March 8, 1996, the Corporation announced that it had adopted an additional stock repurchase program. Under this additional program, the Corporation is authorized to purchase an additional 5% of its outstanding common stock, or 125,630 shares, over the twelve month period beginning with the date of the announcement. At June 30, 1996, 56,000 shares had been repurchased.
   These two programs were the third and fourth 5% stock repurchase programs adopted by the Corporation since it became a public company in September, 1993. The Corporation received prior approval from the Office of Thrift Supervision for each of the programs.



   Item 2--

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS OF FCB FINANCIAL CORP.

   Results of Operations

   The Corporation's results of operations are dependent primarily on the Bank's net interest income, which is the difference between the interest income earned on loans, mortgage-related securities and investments and the cost of funds, consisting of interest paid on deposits and borrowings. Operating results are also affected to a lesser extent by loan servicing fees, commissions on insurance sales, service charges for customer services and gains or losses on the sale of investment securities and loans. Operating expenses principally consist of employee compensation and benefits, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. Results of operations are significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

   Comparison of Operating Results for the Three Months Ended June 30, 1996 and 1995

   Net income was $757,000 and $569,000 for the quarters ended June 30, 1996 and 1995, respectively. The increase in earnings for the quarter ended June 30, 1996 from the same period in the prior fiscal year was primarily the result of an increase of $342,000 in net interest income. This increase in net interest income was partially offset by an increase of $28,000, or 2.6%, in operating expenses and an increase of $90,000, or 24.3%, in the provision for income taxes from the quarter ended June 30, 1995 to the same quarter in 1996.

   Net interest income increased to $2.2 million for the quarter ended June 30, 1996 from $1.9 million for the quarter ended June 30, 1995. The increase was spurred by growth in earning assets of $9.5 million to $258.4 million at June 30, 1996 from $248.9 million at March 31, 1996. The major factor contributing to the earning asset growth was an increase in the loan portfolio from $204.9 million at March 31, 1996 to $214.1 million at June 30, 1996. When compared to levels from one year ago, earning assets were up $17.5 million from $238.0 million at June 30, 1995. Loans receivable increased $21.1 million during the same time period. Enhancing the effect of the earning asset growth on net income was an increase in the net interest spread to 2.72% for the quarter ended June 30, 1996 from 2.28% for the comparable quarter in the prior year. Net interest margin improved from 3.28% for the quarter ended June 30, 1995 to 3.68% for the quarter just ended. Interest spread and net interest margin improvements were driven by a combination of greater yields on earning assets and a lower cost of funds on deposit accounts and borrowed funds. Since the direction and magnitude of future interest rate changes are not known, it is not possible for management to estimate how such changes may impact the Corporation's results of operations in the future.

   The provision for income taxes increased from $371,000 for the quarter ended June 30, 1995 to $481,000 for the quarter just ended. The increase was primarily due to the increase in income before provision for income taxes.


   Changes in Financial Condition

   Total Assets. Total assets increased $9.5 million to $265.2 million at June 30, 1996 from $255.7 million at March 31, 1996. The principal reason for the increase in total assets was an increase in net loans receivable of $9.2 million. The growth in total assets was funded primarily by a $5.4 million increase in the level of borrowed funds, a $2.3 million increase in deposit accounts, and a $1.5 million increase in advance payments by borrowers for taxes and insurance.

   Net Loans Receivable. Net loans receivable increased $9.2 million to $214.1 million at June 30, 1996 from $204.9 million at March 31, 1996. This increase resulted from a combination of continued strength in the demand for adjustable rate loans, which are held to maturity by the Bank, and increases in the commercial real estate and indirect auto loan portfolios. The commercial real estate portfolio increased $1.5 million from $35.9 million at March 31, 1996 to $37.4 million at June 30, 1996. Total indirect auto loans increased from $10.5 million at March 31, 1996 to $11.5 million at June 30, 1996. For the first three months of the 1997 fiscal year, $1.8 million of commercial real estate loans and $2.7 million of indirect auto loans were originated. Additionally, the Bank continues to hold some marketable fixed-rate loans to maturity. It is currently the policy of the Bank to sell marketable fixed-rate loans if portfolio loan balances exceed $31.0 million, $9.3 million, and $17.2 million for 15, 20, and 30 year fixed-rate loans, respectively. These amounts have been established by management in conjunction with the Corporation's asset/liability management strategy.

   Borrowed Funds. Borrowed funds increased $5.4 million to $57.3 million at June 30, 1996 from $51.9 million at March 31, 1996. All of the increase was in the Bank's overnight borrowings which were at interest rates that adjust daily. The proceeds were used to fund loan growth.

   Deposit Accounts. Deposit accounts grew to $153.4 million at June 30, 1996 from $151.1 million at March 31, 1996, and were used to fund loan growth. Deposit levels have shown slight growth despite the Bank holding rates on deposit products relatively stable. The Bank's cost of deposits for the three month period ended June 30, 1996 was 4.98% compared to 5.04% for the same three month period ended one year ago.

   Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased from $2.4 million at March 31, 1996 to $3.9 million at June 30, 1996. The increase was attributable to a normal accumulation of customer escrow funds for property taxes which occurs ratably before calendar year end.

   Shareholders' Equity. Total shareholders' equity decreased from $47.2 million at March 31, 1996 to $46.7 million at June 30, 1996. The decrease was primarily due to the purchase of treasury stock in connection with the stock repurchase programs referred to in Note 5 to the Notes to Consolidated Financial Statements.

   Asset Quality

   Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

   Impaired loans are measured at the fair value of the expected future cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral for loans which are collateral dependent. Subsequent changes in the estimated value of impaired loans are accounted for as bad debt expense.

   Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at fair value at the date of foreclosure. Subsequently, the foreclosed properties are carried at the lower of the newly established cost or fair value less estimated selling costs. Costs related to the development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

   The following table sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at the dates indicated. For all dates presented, the Bank had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at terms materially more favorable than those which would be provided to other borrowers) or accruing loans more than 90 days delinquent. Foreclosed properties include assets acquired in settlement of loans.

                                     At June 30,           At March 31,
                                        1996         1996      1995      1994
                                                          (In thousands)
   Non-accruing loans:
      One- to four-family               $309        $212      $243      $178
      Five or more family                 -           -         -         -
      Commercial real estate              -           -         -         -
      Consumer and other                   4          -         27         8
                                        ----        ----      ----      ----
        Total                            313         212       270       186
                                        ----        ----      ----      ----
   Foreclosed assets:
      One- to four-family                 -           -         -         -
      Five or more family                 -           -         -         -
      Commercial real estate              -           -         -         -
      Repossessed assets                   5          22        -         -
                                        ----        ----      ----      ----
        Total                              5          22         0         0
                                        ----        ----      ----      ----
   Total non-performing assets          $318        $234      $270      $186
                                        ====        ====      ====      ====
   Total non-performing assets
    as a percentage of total
    assets                             0.12%       0.09%     0.11%     0.09%
                                       ====        ====      ====      ====
   Allowance for loan losses
    to loans and foreclosed
    properties                         0.51%       0.51%     0.47%     0.59%
                                       ====        ====      ====      ====


   Federal regulations require that each savings institution classify its own assets on a regular basis. On the basis of management's review of its assets, at June 30, 1996, on a net basis, the Bank classified $279,000 of its assets as special mention, $83,000 as substandard, $99,000 as doubtful and $2,000 as loss. As of June 30, 1996, management believes that these asset classifications were consistent with those of the Office of Thrift Supervision (the "OTS").

   The Bank's loan portfolios are evaluated on a continuing basis to determine the additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio compositions, loan delinquencies, prior loss experience, and management's estimation of future potential losses. The evaluation of allowances for loan losses includes a review of both known loan problems as well as a review of potential problems based upon historical trends and ratios. Based on management's evaluation at June 30, 1996, $50,000 in loan loss provisions were deemed appropriate for the quarter ended June 30, 1996 and the aggregate allowance for loan losses of $1,118,000 as of such date was determined to be adequate.

   The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                   Three months
                                                   Ended June 30,
                                                   1996      1995
                                                   (In thousands)

   Allowance at beginning of period               $1,075      $875
   Provision for losses on loans and
      real estate owned:                              50        50
                                                  ------     -----
   Charge-offs:
      Residential real estate                         -         -
      Consumer                                        (7)       -
                                                  ------     -----
        Total Charge-offs                             (7)        0
                                                  ------     -----
   Recoveries:
      Residential real estate                         -         -
      Consumer                                        -         -
                                                  ------     -----
        Total recoveries                               0         0
                                                  ------     -----
           Net charge-offs                            (7)        0
                                                  ------     -----
      Allowance at end of period                  $1,118      $925
                                                  ======     =====


   While management believes that the allowances are adequate and that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

   Liquidity & Capital Resources

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 5.0%. On June 30, 1996, the Bank's liquidity ratio, calculated in accordance with OTS requirements, was 5.22%. In addition, according to current OTS regulations, short-term liquid assets must constitute l.0% of the average daily balance of net withdrawable deposit accounts and short-term borrowings. On June 30, 1996, the Bank's short-term liquidity ratio was 3.88%.

   At June 30, 1996, the Bank had outstanding commitments to originate mortgage loans of $7.0 million, with varying interest rates. At June 30, 1996, the Bank had outstanding commitments to sell mortgage loans of $1.7 million, and commitments to purchase loans of $500,000. In addition, the Bank had commitments to fund unused lines of credit of $1.3 million at June 30, 1996. Management does not believe the Bank will suffer any adverse consequences as a result of fulfilling these commitments.

   The following table summarizes the Bank's capital ratios and the ratios required by the Financial Institution Reform, Recovery and Enforcement Act of 1989 and implementing regulations relating thereto at June 30, 1996:

                                                                     Risk-
                                     Tangible         Core           Based
                                      Capital       Capital         Capital
                                             (Dollars in thousands)

     Bank's regulatory percentage      14.30%        14.30%          24.87%
     Required regulatory percentage     1.50          3.00            8.00
                                       -----         -----           -----
     Excess regulatory percentage      12.80%        11.30%          16.87%
                                       =====         =====           =====

     Bank's regulatory capital       $37,734       $37,734         $38,852
     Required regulatory capital       3,959         7,918          12,497
                                      ------        ------          ------
     Excess regulatory capital       $33,775       $29,816         $26,355
                                      ======        ======          ======


   Other Matters

   Deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Deposit insurance premiums to both the SAIF and Bank Insurance Fund ("BIF") of the FDIC were identical when both funds were created in 1989, with an eight cent (per $100 of insured deposits) differential between the premiums paid by well-capitalized institutions and the premiums paid by undercapitalized institutions. Deposit insurance premiums for the SAIF and the BIF, which insures deposits in national and state-chartered banks, are set to facilitate each fund achieving its designated reserve ratio. The BIF recently achieved its designated reserve ratio and the FDIC lowered BIF deposit insurance premium rates for all but the riskiest institutions. Based on this reduction, the BIF deposit insurance premium rate for well-capitalized banks was lowered to the statutory minimum of $2,000 per institution per year. Because the SAIF remains significantly below its designated reserve ratio, SAIF deposit insurance premiums were not reduced and remain at .23% to .31% of insured deposits, based upon an institution's supervisory evaluations and capital levels. The current disparity in deposit insurance premiums between the BIF and the SAIF could place the Bank at a competitive disadvantage to BIF insured institutions.

   The current financial condition of the SAIF has resulted in proposed legislation to recapitalize the SAIF through a one-time special assessment of approximately $0.85 to $0.90 per $100 of insured deposits. If this legislation is enacted into law, the Corporation could be required to pay a special assessment of approximately $1.5 million based on June 30, 1996 insured deposits. This special assessment, if imposed, could reduce net income in the quarter in which it is paid. Management cannot currently predict whether or when such legislation may become law.

   Legislation has also been proposed that would require a recapture of previously allowed tax bad debt provisions. If this legislation is enacted into law, the Corporation could be required to recapture its post 1987 reserves of approximately $1,067,000. The recapture would require additional tax payments over an anticipated six-year period. If enacted, the repayments are anticipated to have an immaterial impact on the income statement due to the current deferred tax implications of the allowance for loan losses. Management cannot currently predict whether or when such legislation may become law.

   The Bank has entered into a trust referral agreement with a third party provider of trust services. The arrangement has been made to provide additional services to customers of the Bank and to generate supplemental fee income. Under the agreement, the Bank will receive fees based on a percentage of business referred by Bank personnel to the trust service provider. The income derived from the program is not anticipated to have a significant effect on the results of operations in the near term. Management believes that as assets under trust management grow, the fees generated could favorably enhance total fee income. However, as the income derived is dependent on trust customer growth, no assurances as to the effect of the agreement on the future earnings of the Corporation can be made.


   Part II - Other Information


   Item 6--Exhibits and Reports on Form 8-K

        (a)  Exhibits

             27   Financial Data Schedule (EDGAR version only)

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1996

                              SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FCB FINANCIAL CORP.




   Date: July 30, 1996               By:/s/ Donald D. Parker
                                       Donald D. Parker
                                       President/CEO and Chairman of the
                                       Board



   Date: July 30, 1996               By:/s/ Phillip J. Schoofs
                                       Phillip J. Schoofs
                                       Vice President and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX


   Exhibit No.         Exhibit                                     Page No.

       27        Financial Data Schedule (EDGAR version only)        18