Form 10-Q
period 1996-09-30
FCB FINANCIAL CORP
filed 1996-11-13
CIK 906195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                              Yes     X         No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class:  Common Stock, $.01 Par Value

       Number of shares outstanding as of September 30, 1996:   2,459,614

                              FCB FINANCIAL CORP.

                               INDEX -- FORM 10-Q


   Part I--Financial Information                             Page No.


   Item 1--Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition as
         of September 30, 1996 and March 31, 1996                1

        Consolidated Statements of Income for the
         Three Months Ended September 30, 1996 and 1995          3

        Consolidated Statements of Income for the
         Six Months Ended September 30, 1996 and 1995            4

        Consolidated Statements of Shareholders' Equity for
         the Six Months Ended September 30, 1996 and 1995        5

        Consolidated Statements of Cash Flows for the
         Three Months Ended September 30, 1996 and 1995          6

        Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 1996 and 1995            8

        Notes to Consolidated Financial Statements              10

   Item 2 --Management's Discussion and Analysis

        Results of Operations                                   12

        Changes in Financial Condition                          13

        Asset Quality                                           15

        Liquidity & Capital Resources                           17

        Other Matters                                           18

   Part II--Other Information

   Item 4 --Submission of Matters to a Vote of
             Security Holders                                   19

   Item 6 --Exhibits and Reports on Form 8-K                    19

                             Part I - Financial Information

Item 1--Financial Statements

                           FCB FINANCIAL CORP. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          September 30, 1996 and March 31, 1996
                                    (Unaudited)



           ASSETS
                                                    September 30     March 31
                                                        1996           1996
                                                          (In thousands)

Cash and cash equivalents                            $   4,148     $   4,792
Investment securities held to maturity (estimated
   fair value of $8,987 and $6,965 at September 30,
   1996 and March 31, 1996, respectively)                8,990         6,986
Mortgage-related securities available for
   sale, at fair value                                   6,603         6,906
Mortgage-related securities held to maturity
   (estimated fair value of $17,195 and $17,986
   at September 30, 1996 and March 31, 1996,
   respectively)                                        17,121        17,850
Investment in Federal Home Loan Bank stock,
   at cost                                               3,120         2,595
Loans held for sale - Net of unrealized loss of
   $113 and $101 at September 30, 1996 and
   March 31, 1996, respectively                          3,853         5,161
Loans receivable - Net                                 218,578       204,897
Real estate held for investment                            187           196
Interest receivable on loans                             1,258         1,167
Interest receivable - Other                                239           228
Office properties and equipment                          4,151         4,211
Prepaid expenses and other assets                          401           267
Accrued and deferred income taxes                          636           404
                                                       -------      --------

TOTAL ASSETS                                         $ 269,285     $ 255,660
                                                      ========      ========


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    September 30, 1996 and March 31, 1996
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     September 30    March 31
                                                         1996          1996
                                                           (In thousands)

Liabilities:
   Deposit accounts                                 $ 151,127      $ 151,115
   Borrowed funds                                      62,400         51,900
   Advance payments by borrowers
     for taxes and insurance                            5,228          2,410
   Accrued interest                                       755            949
   Other liabilities                                    2,798          1,545
   Dividends payable                                      423            360
   Accrued income taxes                                     0            189
                                                     --------       --------
   Total liabilities                                  222,731        208,468
                                                     --------       --------
Commitments and contingencies

Shareholders' Equity:
   Common stock - $.01 par value                           29             29
   Additional paid-in capital                          28,788         28,693
   Retained earnings - Substantially restricted        26,043         25,930
   Unrealized loss on securities available for
      sale - Net of tax                                   (50)           (26)
   Unearned compensation - ESOP                          (991)        (1,118)
   Treasury common stock, at cost                      (7,265)        (6,316)
                                                     --------       --------
   Total shareholders' equity                          46,554         47,192
                                                     --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 269,285      $ 255,660
                                                     ========       ========


   See accompanying notes to the unaudited consolidated financial statements.

                  FCB FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
             Three Months Ended September 30, 1996 and 1995
                             (Unaudited)

                                                        Three Months Ended
                                                            September 30
                                                        1996          1995
                                                    (In thousands except per
                                                           share numbers)
Interest and dividend income:
   Mortgage loans                                  $    3,756     $   3,419
   Other loans                                            668           523
   Investment securities                                  106           107
   Mortgage-related securities                            390           431
   Dividends on stock in Federal Home Loan Bank            49            38
   Interest-bearing deposits                               17            11
                                                     --------       -------
      Total interest and dividend income                4,986         4,529
                                                     --------       -------
Interest expense:
   Deposit accounts                                     1,946         1,981
   Borrowed funds                                         769           543
                                                     --------       -------
      Total interest expense                            2,715         2,524
                                                     --------       -------

Net interest income                                     2,271         2,005
Provision for loan losses                                  50            50
                                                     --------       -------
Net interest income after
 provision for loan losses                              2,221         1,955
                                                     --------       -------
Noninterest income:
   Loan fees and charges                                   93            91
   Savings fees and charges - Net                          34            33
   Gain on sale of loans - Net                            119            25
   Other income                                            45            51
                                                     --------       -------
      Total noninterest income                            291           200
                                                     --------       -------

Operating expenses:
   Compensation, payroll taxes and
     other employee benefits                              602           556
   Marketing                                               73            68
   Occupancy                                              168           180
   Data processing                                         68            63
   Federal insurance premiums                           1,059            85
   Other                                                  187           171
                                                     --------       -------
      Total operating expenses                          2,157         1,123
                                                     --------       -------

Income before provision for income taxes                  355         1,032
Provision for income taxes                                136           410
                                                     --------       -------
NET INCOME                                          $     219     $     622
                                                     ========      ========
EARNINGS PER SHARE - See note 4                     $    0.09     $    0.25
                                                     ========      ========
DIVIDENDS DECLARED PER SHARE                        $    0.18     $    0.15
                                                     ========      ========

  See accompanying notes to the unaudited consolidated financial statements.

                    FCB FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 Six Months Ended September 30, 1996 and 1995
                               (Unaudited)

                                                         Six Months Ended
                                                           September 30
                                                       1996           1995
                                                     (In thousands except per
                                                         share numbers)
Interest and dividend income:
   Mortgage loans                                   $   7,433      $   6,721
   Other loans                                          1,289            989
   Investment securities                                  202            234
   Mortgage-related securities                            790            861
   Dividends on stock in Federal Home Loan Bank            94             75
   Interest-bearing deposits                               30             19
                                                     --------       --------
      Total interest and dividend income                9,838          8,899
                                                     --------       --------
Interest expense:
   Deposit accounts                                     3,862          3,862
   Borrowed funds                                       1,470          1,139
                                                     --------       --------
      Total interest expense                            5,332          5,001
                                                     --------       --------
Net interest income                                     4,506          3,898
Provision for loan losses                                 100            100
                                                     --------       --------
Net interest income after provision for
  loan losses                                           4,406          3,798
                                                     --------       --------
Noninterest income:
   Loan fees and charges                                  184            183
   Savings fees and charges - Net                          64             62
   Gain on sale of loans - Net                            124             44
   Other income                                            94            102
                                                     --------       --------
      Total noninterest income                            466            391
                                                     --------       --------
Operating expenses:
   Compensation, payroll taxes and other
      employee benefits                                 1,169          1,102
   Marketing                                              124            135
   Occupancy                                              339            354
   Data processing                                        129            122
   Federal insurance premiums                           1,148            169
   Other                                                  370            335
                                                     --------       --------
      Total operating expenses                          3,279          2,217
                                                     --------       --------
Income before provision for income taxes                1,593          1,972
Provision for income taxes                                617            781
                                                     --------       --------
NET INCOME                                          $     976      $   1,191
                                                     ========       ========
EARNINGS PER SHARE - See note 4                     $    0.40      $    0.47
                                                     ========       ========
DIVIDENDS DECLARED PER SHARE                        $    0.36      $    0.30
                                                     ========       ========

  See accompanying notes to the unaudited consolidated financial statements.

                                       FCB FINANCIAL CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   Six Months Ended September 30, 1996 and 1995
                                             (Unaudited-in thousands)
                                                                                  Unrealized
                                                                                   Loss on
                                                                                  Securities
                                                       Additional                 Available     Unearned      Treasury
                                            Common       Paid-in      Retained     For Sale    Compensation-   Common
                                             Stock       Capital      Earnings    Net of Tax      ESOP         Stock      Total

  Balance at March 31, 1995                 $    29     $  28,526     $  24,916    $   --     $   (1,361)    $   (4,093)  $ 48,017
  Net income for six months
    ended September 30, 1995                                              1,191                                              1,191
  Cash dividends declared ($.30 per
    share)                                                                 (749)                                              (749)
  Amortization of unearned compensation -
    ESOP                                                       74                                    124                       198
                                             ------      --------       -------     -------    ---------       --------    --------
  Balance at September 30, 1995                  29        28,600        25,358        --         (1,237)        (4,093)    48,657
  Net income for six months
    ended March 31, 1996                                                  1,366                                              1,366
  Cash dividends declared ($.30 per
    share)                                                                 (735)                                              (735)
  Amortization of unearned compensation -
    ESOP                                                       93                                    119                       212
  Increase in unrealized loss on
    securities available for sale -
    Net of tax                                                                          (26)                                   (26)
  Exercise of stock options -
    12,500 treasury common shares                                           (59)                                    184        125
  Purchase of treasury common stock -
    131,530 shares                                                                                               (2,407)    (2,407)
                                             ------      --------       -------     -------    ---------       --------    --------
  Balance at March 31, 1996                      29        28,693        25,930         (26)      (1,118)        (6,316)    47,192
  Net income for six months
    ended September 30, 1996                                                976                                                976
  Cash dividends declared ($.36 per
    share)                                                                 (845)                                              (845)
  Amortization of unearned compensation -
    ESOP                                                       95                                    127                       222
  Increase in unrealized loss on
    securities available for sale -
    Net of tax                                                                          (24)                                   (24)
  Exercise of stock options -
    3,000 treasury common shares                                            (18)                                     48         30
  Purchase of treasury common stock -
    56,000 shares                                                                                                  (997)      (997)
                                             ------      --------       -------     -------    ---------        -------    -------
  Balance at September 30, 1996             $    29     $  28,788      $ 26,043    $    (50)  $     (991)      $ (7,265)  $ 46,554
                                             ======      ========       =======     =======    =========        =======    =======

     See accompanying notes to the unaudited consolidated financial statements.

                    FCB FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended September 30, 1996 and 1995
                               (Unaudited)

                                                          Three Months Ended
                                                             September 30
                                                          1996          1995
                                                             (In thousands)

Operating activities:
   Net income                                          $     219     $     622
                                                        --------      --------
   Adjustments to reconcile net income
     to net cash used in operating activities:
      Depreciation                                            60            68
      Net amortization (accretion) of premiums
         (discounts) on investment and mortgage-
         related securities                                   (5)            1
      Provision for loan losses                               50            50
      Gain on sale of loans - Net                           (119)          (25)
      Loss pass-through on real estate held
         for investment                                        4             4
      Loans originated for sale                           (3,673)       (6,777)
      Proceeds from loan sales                             5,937         5,340
      Changes in operating assets and liabilities:
         Interest receivable                                (118)          (88)
         Prepaid expenses and other assets                  (130)           20
         Accrued interest and other liabilities              595          (387)
         Accrued income taxes                               (790)         (242)
         Unearned compensation - ESOP                        110           101
                                                        --------      --------
            Total adjustments                              1,921        (1,935)
                                                        --------      --------
Net cash provided by (used in) operating activities        2,140        (1,313)
                                                        --------      --------
Cash flows from investing activities:

   Purchases of investment securities held to
     maturity                                             (2,000)       (2,000)
   Maturities of investment securities held to
     maturity                                                  0         2,000
   Principal repayments on mortgage-related
     securities available for sale                           111             0
   Principal repayments on mortgage-related
     securities held to maturity                             252           422
   Purchase of Federal Home Loan Bank stock                 (257)            0
   Net increase in loans                                  (4,527)       (4,515)
   Capital expenditures                                      (12)          (17)
                                                        --------      --------
Net cash used in investing activities                     (6,433)       (4,110)
                                                        --------      --------
Cash flows from financing activities:
   Net increase (decrease) in deposit accounts            (2,304)          583
   Net increase in borrowed funds                          5,145         3,850
   Net increase in advance payments by borrowers
      for taxes and insurance                              1,353         1,384
   Dividends paid                                           (422)         (375)
                                                        --------      --------
Net cash provided by financing activities                  3,772         5,442
                                                        --------      --------
Net increase (decrease) in cash and
   cash equivalents                                         (521)           19
Cash and cash equivalents at beginning                     4,669         4,599
                                                        --------      --------
Cash and cash equivalents at end                       $   4,148     $   4,618
                                                        ========      ========

Supplemental cash flow information:

   Cash paid during the period for:
      Interest on deposit accounts                     $   1,919     $   1,960
      Interest on borrowed funds                             752           550
      Income taxes                                           926           641

   Loans transferred to foreclosed property            $       0     $      53


See accompanying notes to the unaudited consolidated financial statements.

                     FCB FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 1996 and 1995
                                 (Unaudited)

                                                          Six Months Ended
                                                            September 30
                                                         1996          1995
                                                           (In thousands)

Operating activities:
   Net income                                          $     976     $   1,191
                                                         -------       -------
   Adjustments to reconcile net income to
     net cash used in operating activities:
      Depreciation                                           126           137
      Net amortization (accretion) of premiums
         (discounts) on investment and mortgage-
         related securities                                  (12)            2
      Provision for loan losses                              100           100
      Gain on sale of loans - Net                           (124)          (44)
      Loss pass-through on real estate held
         for investment                                        9             9
      Loans originated for sale                           (9,041)      (11,150)
      Proceeds from loan sales                            10,473         7,675
      Changes in operating assets and liabilities:
         Interest receivable                                (102)          (67)
         Prepaid expenses and other assets                  (134)           55
         Accrued interest and other liabilities            1,059           481
         Accrued income taxes                               (403)           51
         Unearned compensation - ESOP                        222           198
                                                        --------      --------
            Total adjustments                              2,173        (2,553)
                                                        --------      --------
Net cash provided by (used in) operating activities        3,149        (1,362)
                                                        --------      --------
Cash flows from investing activities:

   Purchases of investment securities held to
      maturity                                            (4,000)       (2,000)
   Maturities of investment securities held to
      maturity                                             2,000         4,000
   Principal repayments on mortgage-related
      securities available for sale                          260             0
   Principal repayments on mortgage-related
      securities held to maturity                            738           707
   Purchase of Federal Home Loan Bank stock                 (525)            0
   Net increase in loans                                 (13,781)      (10,295)
   Capital expenditures                                      (66)          (19)
                                                        --------      --------

Net cash used in investing activities                    (15,374)       (7,607)
                                                        --------      --------
Cash flows from financing activities:
   Net increase in deposit accounts                           12         6,894
   Net increase (decrease) in borrowed funds              10,500          (300)
   Net increase in advance payments by borrowers
      for taxes and insurance                              2,818         2,894
   Proceeds from exercise of stock options                    30             0
   Purchase of treasury common stock                        (997)            0
   Dividends paid                                           (782)         (674)
                                                        --------      --------
Net cash provided by financing activities                 11,581         8,814
                                                        --------      --------
Net decrease in cash and cash equivalents                   (644)         (155)
Cash and cash equivalents at beginning                     4,792         4,773
                                                        --------      --------
Cash and cash equivalents at end                       $   4,148     $   4,618
                                                        ========      ========

Supplemental cash flow information:

   Cash paid during the quarter for:
      Interest on deposit accounts                     $   3,772     $    3,652
      Interest on borrowed funds                           1,437          1,176
      Income taxes                                         1,019            718

   Loans transferred from held for sale
      to held for investment                           $       0     $      431

   Loans transferred to foreclosed property            $       0     $       53


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

   NOTE 2-BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and six months ended September 30, 1996 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 1996 included in the Corporation's Annual Report on Form 10-K (Commission File Number 0-22066) as filed with the Securities and Exchange Commission.

   NOTE 3-ACCOUNTING CHANGES

   Effective April 1, 1996, the Corporation adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires long-lived assets and certain intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Statement also requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Corporation's financial condition at, or results of operations for the three months or six months ended, September 30, 1996.

   Effective April 1, 1996, the Corporation adopted FASB Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which amends the previously issued Statement No. 65, "Accounting for Certain Mortgage Banking Activities." Statement No. 122 requires recognition of mortgage servicing rights as assets however the rights are acquired. For loans which are subsequently sold or securitized, a portion of the cost of the loans shall be allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The Statement further requires assessment of the value of the capitalized
   mortgage servicing rights for impairment.    As a result of adopting this
   Statement, the Corporation recorded a mortgage servicing rights ("OMSR") asset and an additional gain on sale of loans of approximately $45,000 in the quarter ended June 30, 1996 and $59,000 in the quarter ended September 30, 1996. The Corporation is amortizing OMSR assets over the period of estimated net servicing income. There was no impairment of OMSRs in the quarter or six months ended September 30, 1996.

   In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 125 supersedes and amends several previously issued FASB statements and technical bulletins, including Statement No. 122, as well as the consensus of several Emerging Issues Task Forces. Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management believes that adoption of Statement No. 125 will not have a material effect on the financial condition or results of operation of the Corporation.

   NOTE 4-EARNINGS PER SHARE

   Earnings per share of common stock for the three- and six-month periods ended September 30, 1996 and 1995 were computed based on consolidated net income and weighted average outstanding shares. The weighted average number of shares outstanding for the three months ended September 30, 1996 and 1995 were 2,395,993 and 2,544,516, respectively, and 2,409,006 and
   2,542,382 for the six months ended September 30, 1996 and 1995, respectively.

   NOTE 5-STOCK REPURCHASE PROGRAMS

   On January 23, 1996, the Corporation announced that it had adopted another stock repurchase program. Under this program, the Corporation purchased 5% of its outstanding common stock, or 131,530 shares, over the period beginning January 31, 1996 and ending March 4, 1996. On March 8, 1996, the Corporation announced that it had adopted an additional stock repurchase program. Under this additional program, the Corporation is authorized to purchase an additional 5% of its outstanding common stock, or 125,630 shares, over the twelve-month period beginning with the date of the announcement. At September 30, 1996, 56,000 shares had been repurchased pursuant to this program. These two programs were the third and fourth 5% stock repurchase programs adopted by the Corporation since it became a public company in September 1993. The Corporation received prior approval from the Office of Thrift Supervision for each of the programs.


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

   Comparison of Operating Results for the Three Months and Six Months Ended September 30, 1996 and 1995

   Net income was $219,000 and $622,000 for the quarters ended September 30, 1996 and 1995, respectively, and $976,000 and $1.2 million for the six month periods ended on the same dates, respectively. The decrease in earnings for the quarter and six months ended September 30, 1996 as compared with the same periods in the prior fiscal year was the result of a special one-time deposit insurance assessment which was imposed in the quarter ended September 30, 1996. The assessment on the thrift industry generally was made to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. The assessment on the Corporation amounted to $970,000 on a pretax basis and reduced net income for both the quarter and six months ended September 30, 1996 by approximately $596,000. For additional discussion of the special assessment, see "Other Matters" below. Without the one-time charge, net income for the quarter and six months ended September 30, 1996 would have
   been $815,000 and $1,572,000, respectively.   Compared to the prior year
   results, net income increased 31.0% for the quarter and 32.0% for the six months ended September 30, 1996 before considering the effect of the assessment. The earnings growth was driven by increases in net interest income of $266,000 and $608,000 for the quarter and six months ended September 30, 1996, respectively. Also contributing to the current quarter's improvement in net income before adjustment for the assessment was an increase in gain on sale of loans of $94,000 for the quarter ended September 30, 1996 versus the comparable quarter one year ago. The increases in net interest income and gain on sale of loans were partially offset by an increase in compensation, payroll taxes and other employee benefits for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995.

   Net interest income increased to $2.3 million for the quarter ended September 30, 1996 from $2.0 million for the quarter ended September 30, 1995, and increased to $4.4 million from $3.8 million for the six months ended September 30, 1996 and 1995, respectively. The increases resulted from growth in earning assets to $263.7 million at September 30, 1996 from $248.9 million at March 31, 1996 and $241.9 million at September 30, 1995. An increase in the loan portfolio from $204.9 million at March 31, 1996 to $218.6 million at September 30, 1996 led the growth in earning assets. Loans receivable increased $21.2 million during the twelve-month period ended September 30, 1996. Enhancing the effect of the earning asset growth on net income was an increase in the net interest spread to 2.75% for the quarter ended September 30, 1996 from 2.48% for the comparable quarter in the prior year. The net interest margin improved from 3.42% for the quarter ended September 30, 1995 to 3.57% for the quarter just ended. For the six months ended September 30, 1996 and 1995, the net interest spread was 2.71% and 2.37%, respectively. The net interest margin improved from 3.34% for the six-month period ended September 30, 1995 to 3.57% for the six months ended September 30, 1996. Interest spread and net interest margin improvements continued to be driven by both greater yield on earning assets and a lower cost of funds. Since the direction and magnitude of future interest rate changes are not known, it is not possible for management to estimate how such changes may impact the Corporation's results of operations in the future.

   Net gain on sale of loans increased from $25,000 for the three months ended September 30, 1995 to $119,000 for the three months ended September 30, 1996, and from $44,000 for the six months ended September 30, 1995 to $124,000 for the same period ended September 30, 1996. The gains were $59,000 and $104,000 higher for the quarter and six months just ended, respectively, as a result of adopting FASB Statement No. 122. See Note 3 of the Notes to Consolidated Financial Statements.

   Total operating expenses increased to $2.2 million for the three months ended September 30, 1996 from $1.1 million for the three months ended September 30, 1995, and to $3.3 million for the six months ended September 30, 1996 from $2.2 million for the same period ended September 30, 1995. Both increases were principally due to the special deposit insurance assessment recorded in September 1996, which amounted to $970,000. For additional information on the September 1996 special assessment, see "Other Matters" below. Also contributing to the increase for the six-month period ended September 30, 1996 was a $67,000 increase in compensation, payroll taxes and other employee benefits which was primarily a result of normal salary and benefit increases.

   The provision for income taxes decreased from $410,000 for the quarter ended September 30, 1995 to $136,000 for the quarter just ended. The provision decreased from $781,000 for the six months ended September 30, 1995 to $617,000 for the same period ended September 30, 1996. The decrease was primarily due to lower income before provision for income taxes which resulted from the special deposit insurance assessment.

   Changes in Financial Condition

   Total Assets. Total assets increased $13.6 million to $269.3 million at September 30, 1996 from $255.7 million at March 31, 1996. The principal reason for the increase in total assets was an increase in net loans receivable of $13.7 million. The growth in total assets was funded primarily by a $10.5 million increase in borrowed funds and a $2.8 million increase in advance payments by borrowers for taxes and insurance.

   Investment Securities Held to Maturity. Investment securities held to maturity increased to $9.0 million at September 30, 1996 from $7.0 million at March 31, 1996 as a result of the purchase of a $2.0 million Federal Home Loan Bank callable debenture.

   Net Loans Receivable. Net loans receivable increased from $204.9 million at March 31, 1996 to $218.6 million at September 30, 1996. This increase resulted from a combination of continued strength in the demand for adjustable rate mortgage loans, which are held to maturity by the Bank, and increases in the commercial real estate and indirect auto loan
   portfolios.    For the six months ended September 30, 1996, $2.8 million
   of commercial real estate loans and $5.8 million of indirect auto loans were originated. The commercial real estate portfolio increased $1.5 million from $35.9 million at March 31, 1996 to $37.4 million at September 30, 1996. Total indirect auto loans increased from $10.5 million at March 31, 1996 to $12.8 million at September 30, 1996.

   Borrowed Funds. Borrowed funds increased from $51.9 million at March 31, 1996 to $62.4 million at September 30, 1996. The increase came from a combination of fixed rate, short-term advances and overnight borrowings which were at interest rates that adjust daily.

   Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased from $2.4 million at March 31, 1996 to $5.2 million at September 30, 1996. The increase was attributable to a normal accumulation of customer property tax escrow funds which occurs ratably before calendar year-end.

   Other Liabilities. The $1.3 million increase in other liabilities from $1.5 million at March 31, 1996 to $2.8 million at September 30, 1996 was largely due to the accrual of the $970,000 special deposit insurance assessment during the quarter ended September 30, 1996.

   Shareholders' Equity. Total shareholders' equity decreased from $47.2 million at March 31, 1996 to $46.6 million at September 30, 1996. The decrease was primarily due to the purchase of treasury stock in connection with the stock repurchase programs referred to in Note 5 of the Notes to Consolidated Financial Statements.

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


                                At September 30,      At March 31,
                                      1996      1996      1995      1994
                                               (In thousands)
Non-accruing loans:
  One- to four-family                  $277      $212      $243      $178
  Five or more family                    -         -         -         -
  Commercial real estate                 -         -         -         -
  Consumer and other                      8        -         27         8
                                       ----      ----      ----      ----
    Total                               285       212       270       186
                                       ----      ----      ----      ----
Foreclosed assets:
  One- to four-family                    -         -         -         -
  Five or more family                    -         -         -         -
  Commercial real estate                 -         -         -         -
  Repossessed assets                     -         22        -         -
                                       ----      ----      ----      ----
    Total                                 0        22         0         0
                                       ----      ----      ----      ----
Total non-performing assets            $285      $234      $270      $186
                                       ====      ====      ====      ====
Total non-performing assets as a
  percentage of total assets           0.11%     0.09%     0.11%     0.09%
                                       ====      ====      ====      ====
Allowance for loan losses to loans
  and foreclosed properties            0.52%     0.51%     0.47%     0.59%
                                       ====      ====      ====      ====


   Federal regulations require that each savings institution classify its own assets on a regular basis. On the basis of management's review of its assets, at September 30, 1996, on a net basis, the Bank classified $348,000 of its assets as special mention, $119,000 as substandard, and $147,000 as doubtful. There were no loans classified as loss at September
   30, 1996.   As of September 30, 1996, management believes that these asset classifications were consistent with those of the Office of Thrift Supervision (the "OTS").

   The Bank's loan portfolios are evaluated on a continuing basis to determine the additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio compositions, loan delinquencies, prior loss experience, and management's estimation of future potential losses. The evaluation of allowances for loan losses includes a review of both known loan problems as well as a review of potential problems based upon historical trends and ratios. Based on management's evaluation at September 30, 1996, $50,000 in loan loss provisions were deemed appropriate for the quarter ended September 30, 1996 and the aggregate allowance for loan losses of $1,164,000 as of such date was determined to be adequate.

   The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                    Three months          Six months
                                    Ended Sep. 30,        Ended Sep. 30,
                                    1996      1995        1996      1995
                                               (In thousands)

Allowance at beginning of period   $1,118      $925      $1,075      $875
Provision for loan losses              50        50         100       100
Charge-offs:
  Residential real estate              -         -           -         -
  Consumer                             (4)       -          (11)       -
                                     ----      ----        ----      ----
    Total Charge-offs                  (4)        0         (11)        0
                                     ----      ----        ----      ----
Recoveries:
  Residential real estate              -         -           -         -
  Consumer                             -         -           -         -
                                     ----      ----        ----      ----
    Total recoveries                    0         0           0         0
                                     ----      ----        ----      ----
      Net charge-offs                  (4)        0         (11)        0
                                     ----      ----        ----      ----
Allowance at end of period         $1,164      $975      $1,164      $975
                                    =====      ====       =====      ====


   While management believes that the allowances are adequate and that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

   Liquidity & Capital Resources

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 5.0%. On September 30, 1996, the Bank's liquidity ratio, calculated in accordance with OTS requirements, was 6.89%. In addition, according to current OTS regulations, short-term liquid assets must constitute l.0% of the average daily balance of net withdrawable deposit accounts and short-term borrowings. On September 30, 1996, the Bank's short-term liquidity ratio was 3.39%.

   At September 30, 1996, the Bank had outstanding commitments to originate mortgage loans of $7.4 million, with varying interest rates, and had outstanding commitments to sell mortgage loans of $1.2 million. In addition, the Bank had commitments to fund unused lines of credit of $1.7 million at September 30, 1996. Management does not believe the Bank will suffer any adverse consequences as a result of fulfilling these commitments.

   The following table summarizes the Bank's capital ratios and the ratios required by the Financial Institution Reform, Recovery and Enforcement Act of 1989 and implementing regulations relating thereto at September 30, 1996:


                                                                Risk-
                                        Tangible     Core       Based
                                         Capital    Capital    Capital
                                            (Dollars in thousands)

   Bank's regulatory percentage            14.02 %    14.02 %    23.78 %
   Required regulatory percentage           1.50       3.00       8.00
                                          ------      -----      -----
   Excess regulatory percentage            12.52 %    11.02 %    15.78 %
                                          ======     ======     ======

   Bank's regulatory capital             $37,454    $37,454    $38,618
   Required regulatory capital             4,008      8,016     15,991
                                          ------     ------     ------
   Excess regulatory capital             $33,446    $29,438    $22,627
                                          ======     ======     ======


   Other Matters

   Deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Deposits of commercial banks are typically insured by the FDIC Bank Insurance Fund ("BIF"). The BIF previously achieved its designated reserve ratio, and the FDIC lowered deposit insurance premiums for most BIF insured institutions, creating a difference in BIF and SAIF deposit insurance rates. On September 30, 1996, legislation was signed to recapitalize the SAIF through a one-time special assessment (payable November 27, 1996) of approximately 65.7 cents per $100 of insured deposits based on the deposit assessment base as of March 31, 1995. As a result, the Corporation's federal insurance premium included in its operating expenses for the quarter and six months ended September 30, 1996 include a charge of approximately $970,000 for this one time special assessment. It is anticipated that the Corporation will receive a partial refund of the normal SAIF premium it paid on September 30, 1996 for the fourth calendar quarter as the premium paid was imposed prior to passing the legislation
   which recapitalized the SAIF.   Management is unable to estimate the
   amount of the potential refund or the likelihood that any premiums will be refunded by the FDIC.

   Also as part of the legislation, effective January 1, 1997, the risk-based assessment schedule is expected to be the same for BIF and SAIF institutions, and the Financing Corporation ("FICO") portion of the deposit insurance annual premium for SAIF institutions is expected to be
   6.4 cents per $100 of deposits as compared with 1.3 cents per $100 of deposits for BIF insured institutions. Management anticipates that earnings will be favorably impacted beginning in January 1997 as a result of lower deposit insurance premiums. Because future deposit insurance premiums are based on the Bank's future deposit assessment base, management cannot predict the dollar amount that the Corporation will save on deposit insurance in future periods.

   Another significant element of the above legislation is that the Federal savings association charter may no longer be available. The United States Treasury Department is required to provide Congress with a report regarding the development of a common charter for all depository institutions by March 31, 1997. Assuming all charters have been converted by January 1, 1999, it is contemplated that BIF and SAIF would be merged on that date and pro-rata sharing of FICO premiums will begin. Changing charters could have a significant impact on the type of operations the Bank conducts since a bank charter could remove some limitations on the type and volumes of lending, investment, and deposit activities which are currently imposed on savings institutions. Management cannot, however, currently predict what actual changes would be effected in the event that the Bank obtained a different charter.

   Provisions of the foregoing legislation also require recapture of previously allowed tax bad debt provisions. The Corporation is required to recapture its post 1987 reserves of approximately $1,067,000. The recapture requires additional tax payments over a six-year period.
   Certain institutions which meet a loan origination test have the option of deferring the first payment of the recapture for up to two years. Management has not yet determined if it would be cost effective for the Corporation to defer the payment of the tax recapture, assuming that it meets the loan origination test. In any event, the repayments are not anticipated to have a material impact on the Corporation's results of operations due to the current deferred tax implications of the allowance for loan losses.


   Part II - Other Information

   Item 4--Submission of Matters to a Vote of Security Holders

   At the Corporation's annual meeting of shareholders held on July 22, 1996, Richard A. Bergstrom and William J. Schmidt were elected as directors of the Corporation for three-year terms expiring in 1999. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                              Shares Withholding
    Name of Nominee      Shares Voted For          Authority

   Richard A. Bergstrom       2,042,617              7,730
   William J. Schmidt         2,043,337              7,010

   The following table sets forth the other directors of the Corporation whose terms of office continued after the 1996 annual meeting:

                                           Year in Which
       Name of Director                     Term Expires

       Walter H. Drew                             1997
       Donald S. Koskinen                         1997
       David L. Erdmann                           1998
       Donald D. Parker                           1998
       William A. Raaths                          1998

   In addition, at the annual meeting, shareholders ratified the selection of Wipfli Ullrich Bertelson LLP as the Corporation's independent auditors for the fiscal year ending March 31, 1997. With respect to such matter, the number of shares voted for and against were 2,040,677 and 2,100, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 7,569 and -0-, respectively.


   Item 6--Exhibits and Reports on Form 8-K

   (a)         Exhibits

        27  Financial Data Schedule (EDGAR version only)

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1996

                            SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FCB FINANCIAL CORP.


   Date: October 31, 1996            By:  /s/ Donald D. Parker
                                       Donald D. Parker
                                       President/CEO and Chairman of the
                                       Board


   Date: October 31, 1996            By:  /s/ Phillip J. Schoofs
                                       Phillip J. Schoofs
                                       Vice President and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Exhibit

     27           Financial Data Schedule (EDGAR version only)