Form 10-Q
period 1996-12-31
FCB FINANCIAL CORP
filed 1997-02-10
CIK 906195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

                          Yes     X         No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class:  Common Stock, $.01 Par Value

        Number of shares outstanding as of December 31, 1996:   2,459,614

                              FCB FINANCIAL CORP.

                               INDEX -- FORM 10-Q


   Part I--Financial Information
                                                          Page No.


   Item 1--Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition as of
         December 31, 1996 and March 31, 1996                    1

        Consolidated Statements of Income for the Three Months
         Ended December 31, 1996 and 1995                        3

        Consolidated Statements of Income for the Nine Months
         Ended December 31, 1996 and 1995                        4

        Consolidated Statements of Shareholders' Equity for
         the Nine Months Ended December 31, 1996 and 1995        5

        Consolidated Statements of Cash Flows for the Three
         Months Ended December 31, 1996 and 1995                 6

        Consolidated Statements of Cash Flows for the Nine
         Months Ended December 31, 1996 and 1995                 8

        Notes to Consolidated Financial Statements              10

   Item 2 --Management's Discussion and Analysis

        Proposed Business Combination                           12

        Results of Operations                                   12

        Changes in Financial Condition                          13

        Asset Quality                                           15

        Liquidity & Capital Resources                           17

        Other Matters                                           18

   Part II--Other Information

   Item 6 --Exhibits and Reports on Form 8-K                    19

                         Part I - Financial Information

   Item 1--Financial Statements

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      December 31, 1996 and March 31, 1996
                                   (Unaudited)

                                      ASSETS


                                             December 31    March 31
                                                 1996         1996

                                                (In thousands)

   Cash and cash equivalents                     $3,467      $4,792
   Investment securities held to maturity
    (estimated fair value of $7,994
    and $6,965 at December 31, 1996 and
    March 31, 1996, respectively)                 7,994       6,986
   Mortgage-related securities available
    for sale, at fair value                       6,518       6,906
   Mortgage-related securities held to
    maturity (estimated fair value of
    $16,871 and $17,986 at December 31,
    1996 and March 31, 1996, respectively)       16,756      17,850
   Investment in Federal Home Loan Bank
    stock, at cost                                3,170       2,595
   Loans held for sale - Net of unrealized
    loss of $44 and $101 at December 31,
    1996 and March 31, 1996, respectively         3,561       5,161
   Loans receivable - Net                       220,655     204,897
   Real estate held for investment                  182         196
   Interest receivable on loans                   1,164       1,167
   Interest receivable - Other                      125         228
   Office properties and equipment                4,092       4,211
   Prepaid expenses and other assets                363         267
   Accrued and deferred income taxes                481         404
                                               --------    --------
   TOTAL ASSETS                                $268,528    $255,660
                                               ========    ========


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      December 31, 1996 and March 31, 1996
                                   (Unaudited)

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                             December 31    March 31
                                                1996          1996

                                                 (In thousands)
   Liabilities:
      Deposit accounts                       $152,800      $151,115
      Borrowed funds                           63,400        51,900
      Advance payments by borrowers for
       taxes and insurance                      1,879         2,410
      Accrued interest                            795           949
      Other liabilities                         2,222         1,545
      Dividends payable                           424           360
      Accrued income taxes                          0           189
                                             --------      --------

      Total liabilities                       221,520       208,468
                                             --------      --------
   Commitments and contingencies

   Shareholders' Equity:
      Common stock - $.01 par value                29            29
      Additional paid-in capital               28,842        28,693
      Retained earnings - Substantially
       restricted                              26,369        25,930
      Unrealized loss on securities available
       for sale - Net of tax                      (39)          (26)
      Unearned compensation - ESOP               (928)       (1,118)
      Treasury common stock, at cost           (7,265)       (6,316)
                                            ---------     ---------

      Total shareholders' equity               47,008        47,192
                                            ---------     ---------
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                   $268,528      $255,660
                                            =========     =========


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Three Months Ended December 31, 1996 and 1995
                                   (Unaudited)


                                               Three Months Ended
                                                    December 31
                                                1996          1995

                                              (In per share numbers)
   Interest and dividend income:
      Mortgage loans                           $3,786        $3,531
      Other loans                                 721           568
      Investment securities                       121           107
      Mortgage-related securities                 382           429
      Dividends on stock in Federal Home
        Loan Bank                                  55            40
      Interest-bearing deposits                    16            20
                                               ------         -----
        Total interest and dividend income      5,081         4,695
                                               ------         -----
   Interest expense:
      Deposit accounts                          1,944         1,957
      Borrowed funds                              809           596
                                               ------         -----
        Total interest expense                  2,753         2,553
                                               ------         -----
   Net interest income                          2,328         2,142
   Provision for loan losses                      100            50
                                               ------         -----
   Net interest income after provision
    for loan losses                             2,228         2,092
                                               ------         -----
   Noninterest income:
      Loan fees and charges                       100            93
      Savings fees and charges - Net               38            28
      Gain on sale of loans - Net                 146            59
      Other income                                 41            46
                                               ------         -----
        Total noninterest income                  325           226
                                               ------         -----
   Operating expenses:
      Compensation, payroll taxes and
       other employee benefits                    612           583
      Marketing                                    75            56
      Occupancy                                   160           183
      Data processing                              64            62
      Federal insurance premiums                   92            89
      Other                                       212           198
                                               ------        ------
        Total operating expenses                1,215         1,171
                                               ------        ------
   Income before provision for
    income taxes                                1,338         1,147
   Provision for income taxes                     589           453
                                               ------        ------
   NET INCOME                                    $749          $694
                                               ======        ======
   EARNINGS PER SHARE - See note 5              $0.31         $0.27
                                               ======        ======
   DIVIDENDS DECLARED PER SHARE                 $0.18         $0.15
                                               ======        ======

   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Nine Months Ended December 31, 1996 and 1995
                                   (Unaudited)

                                                 Nine Months Ended
                                                    December 31
                                                  1996          1995

                                               (In thousands except
                                                 per share numbers)

   Interest and dividend income:
      Mortgage loans                          $11,219       $10,252
      Other loans                               2,010         1,557
      Investment securities                       323           341
      Mortgage-related securities               1,172         1,290
      Dividends on stock in Federal
       Home Loan Bank                             149           115
      Interest-bearing deposits                    46            39
                                               ------        ------
        Total interest and dividend income     14,919        13,594
                                               ------        ------
   Interest expense:
      Deposit accounts                          5,806         5,819
      Borrowed funds                            2,279         1,735
                                               ------        ------
        Total interest expense                  8,085         7,554
                                               ------        ------
   Net interest income                          6,834         6,040
   Provision for loan losses                      200           150
                                               ------        ------
   Net interest income after provision
    for loan losses                             6,634         5,890
                                               ------        ------
   Noninterest income:
      Loan fees and charges                       284           276
      Savings fees and charges - Net              102            90
      Gain on sale of loans - Net                 270           103
      Other income                                135           148
                                               ------        ------
        Total noninterest income                  791           617
                                               ------        ------
   Operating expenses:
      Compensation, payroll taxes and
       other employee benefits                  1,781         1,685
      Marketing                                   199           191
      Occupancy                                   499           537
      Data processing                             193           184
      Federal insurance premiums                1,240           258
      Other                                       582           533
                                               ------        ------
        Total operating expenses                4,494         3,388
                                               ------        ------
   Income before provision for income
    taxes                                       2,931         3,119
   Provision for income taxes                   1,206         1,234
                                               ------        ------
   NET INCOME                                  $1,725        $1,885
                                               ======        ======
   EARNINGS PER SHARE - See note 5              $0.71         $0.74
                                               ======        ======
   DIVIDENDS DECLARED PER SHARE                 $0.54         $0.45
                                               ======        ======



   See accompanying notes to the unaudited consolidated financial statements.

                                                FCB FINANCIAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            Nine Months Ended December 31, 1996 and 1995
                                                      (Unaudited-in thousands)

                                                                         Unrealized
                                                                          Loss on
                                                                         Securities
                                            Additional                   Available       Unearned       Treasury
                                Common        Paid-in       Retained     For Sale -    Compensation-      Common
                                 Stock        Capital       Earnings     Net of Tax        ESOP            Stock          Total

   Balance at March 31, 1995      $29        $28,526        $24,916         $  --         $(1,361)       $(4,093)       $48,017
   Net income for nine months
     ended December 31, 1995                                  1,885                                                       1,885
   Cash dividends declared
    ($.45 per share)                                         (1,124)                                                     (1,124)
   Amortization of unearned
    compensation - ESOP                          119                                          184                           303
   Unrealized loss on
    securities available for
    sale - Net of tax                                                           (4)                                          (4)
                               ------         ------         ------         ------         ------         ------         ------
   Balance at December 31,
      1995                         29         28,645         25,677             (4)        (1,177)        (4,093)        49,077
   Net income for three months
     ended March 31, 1996                                       672                                                         672
   Cash dividends declared
    ($.15 per share)                                           (360)                                                       (360)
   Amortization of unearned
    compensation - ESOP                           48                                           59                           107
   Increase in unrealized
    loss on securities
    available for sale -
    Net of tax                                                                 (22)                                         (22)
   Exercise of stock
    options - 12,500
    treasury common shares                                      (59)                                         184            125
   Purchase of treasury
    common stock - 131,530
    shares                                                                                                (2,407)        (2,407)
                               ------         ------         ------         ------         ------         ------         ------
   Balance at March 31, 1996       29         28,693         25,930            (26)        (1,118)        (6,316)        47,192
   Net income for nine months
    ended December 31, 1996                                   1,725                                                       1,725
   Cash dividends declared
    ($.54 per share)                                         (1,268)                                                     (1,268)
   Amortization of unearned
    compensation - ESOP                          149                                           190                          339
   Increase in unrealized
    loss on securities
    available for sale -
    Net of tax                                                                 (13)                                         (13)
   Exercise of stock options -
    3,000 treasury common
    shares                                                      (18)                                          48             30
   Purchase of treasury
    common stock - 56,000
    shares                                                                                                  (997)          (997)
                               ------         ------         ------         ------         ------         ------         ------
   Balance at December 31,
      1996                        $29        $28,842        $26,369           $(39)         $(928)       $(7,265)       $47,008
                               ======         ======         ======         ======         ======         ======         ======


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended December 31, 1996 and 1995
                                   (Unaudited)



                                              Three Months Ended
                                                   December 31

                                               1996          1995

                                                (In thousands)


   Operating activities:
      Net income                               $  749      $  694
                                                -----       -----
      Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
        Depreciation                               60          67
        Net accretion of discounts on
         investment and mortgage-related
         securities                                (8)         (5)
        Provision for loan losses                 100          50
        Gain on sale of loans - Net              (146)        (59)
        Loss pass-through on real estate
         held for investment                        5           5
        Loans originated for sale              (5,443)     (7,916)
        Proceeds from loan sales                5,881       6,668
        Changes in operating assets and
         liabilities:
           Interest receivable                    208         (28)
           Prepaid expenses and other assets       38         108
           Accrued interest and other
            liabilities                          (536)        368
           Accrued income taxes                   152        (210)
           Unearned compensation - ESOP           117         105
                                                -----       -----
              Total adjustments                   428        (847)
                                                -----       -----
   Net cash provided by (used in) operating
      activities                                1,177        (153)
                                                -----       -----

   Cash flows from investing activities:
      Purchases of investment securities held
        to maturity                            (5,000)     (2,000)
      Maturities of investment securities held
        to maturity                             6,000       4,000
      Principal repayments on mortgage-related
        securities available for sale             100           0
      Principal repayments on mortgage-related
        securities held to maturity               368         447
      Purchase of Federal Home Loan Bank stock    (50)        (59)
      Net increase in loans                    (2,177)     (3,461)
      Capital expenditures                         (1)        (20)
                                               ------      ------
   Net cash used in investing activities         (760)     (1,093)
                                               ------      ------

   Cash flows from financing activities:
      Net increase (decrease) in deposit
        accounts                                1,673        (851)
      Net increase in borrowed funds            1,000       4,450
      Net decrease in advance payments by
        borrowers for taxes and insurance      (3,349)     (3,664)
      Dividends paid                             (422)       (374)
                                               ------      ------
   Net cash used in financing activities       (1,098)       (439)
                                               ------      ------
   Net decrease in cash and cash equivalents     (681)     (1,685)
   Cash and cash equivalents at beginning       4,148       4,618
                                               ------      ------
   Cash and cash equivalents at end            $3,467      $2,933
                                               ======      ======

   Supplemental cash flow information:

      Cash paid during the period for:
        Interest on deposit accounts           $1,862      $1,917
        Interest on borrowed funds                793         575
        Income taxes                              437         674


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended December 31, 1996 and 1995
                                   (Unaudited)


                                               Nine Months Ended
                                                  December 31
                                                1996       1995
                                                (In thousands)

   Operating activities:
      Net income                               $1,725      $1,885
                                                -----       -----
      Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities:
        Depreciation                              186         204
        Net accretion of discounts on
           investment and mortgage-related
           securities                             (20)         (3)
        Provision for loan losses                 200         150
        Gain on sale of loans - Net              (270)       (103)
        Loss pass-through on real estate held
           for investment                          14          14
        Loans originated for sale             (14,484)    (19,066)
        Proceeds from loan sales               16,354      14,343
        Changes in operating assets and
         liabilities:
           Interest receivable                    106         (95)
           Prepaid expenses and other assets      (96)        163
           Accrued interest and other
             liabilities                          523         849
           Accrued income taxes                  (251)       (159)
           Unearned compensation - ESOP           339         303
                                               ------      ------
              Total adjustments                 2,601      (3,400)
                                               ------      ------
   Net cash provided by (used in)
    operating activities                        4,326      (1,515)
                                               ------      ------
   Cash flows from investing activities:
      Purchases of investment securities
       held to maturity                        (9,000)     (4,000)
      Maturities of investment securities
       held to maturity                         8,000       8,000
      Principal repayments on mortgage-
       related securities available for
       sale                                       360           0
      Principal repayments on mortgage-
       related securities held to maturity      1,106       1,154
      Purchase of Federal Home Loan Bank
       stock                                     (575)        (59)
      Net increase in loans                   (15,958)    (13,809)
      Proceeds from sale of foreclosed
       property                                     0          53
      Capital expenditures                        (67)        (39)
                                               ------      ------
   Net cash used in investing activities      (16,134)     (8,700)
                                               ------      ------
   Cash flows from financing activities:
      Net increase in deposit accounts          1,685       6,043
      Net increase in borrowed funds           11,500       4,150
      Net decrease in advance payments by
       borrowers for taxes and insurance         (531)       (770)
      Proceeds from exercise of stock options      30           0
      Purchase of treasury common stock          (997)          0
      Dividends paid                           (1,204)     (1,048)
                                               ------       -----
   Net cash provided by financing activities   10,483       8,375
                                               ------       -----
   Net decrease in cash and cash equivalents   (1,325)     (1,840)
   Cash and cash equivalents at beginning       4,792       4,773
                                               ------       -----
   Cash and cash equivalents at end            $3,467      $2,933
                                               ======      ======

   Supplemental cash flow information:

      Cash paid during the period for:
        Interest on deposit accounts           $5,634      $5,569
        Interest on borrowed funds              2,230       1,751
        Income taxes                            1,457       1,392

      Loans transferred from held for sale
        to held for investment                 $    0      $  431

      Loans transferred to foreclosed
        property                               $    0      $   53


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

   NOTE 2-BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and nine months ended December 31, 1996 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 1996 included in the Corporation's Annual Report on Form 10-K (Commission File Number 0-22066) as filed with the Securities and Exchange Commission.

   NOTE 3-ACCOUNTING CHANGES

   Effective April 1, 1996, the Corporation adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires long-lived assets and certain intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Statement also requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. Adoption of this Statement did not have a material impact on the Corporation's financial condition at, or results of operations for, the three or nine months ended December 31, 1996.

   Effective April 1, 1996, the Corporation adopted FASB Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which amends the previously issued Statement No. 65, "Accounting for Certain Mortgage Banking Activities." Statement No. 122 requires recognition of mortgage servicing rights as assets however the rights are acquired. For loans which are subsequently sold or securitized, a portion of the cost of the loans is required to be allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The Statement further requires assessment of the value of the
   capitalized mortgage servicing rights for impairment.    As a result of
   adopting this Statement, the Corporation recorded a mortgage servicing rights ("OMSR") asset and an additional gain on sale of loans of approximately $45,000 in the quarter ended June 30, 1996, $59,000 in the quarter ended September 30, 1996, and $59,000 in the quarter ended December 31, 1996. The Corporation is amortizing OMSR assets over the period of estimated net servicing income. During the quarter ended December 31, 1996, approximately $2,600 of OMSR were amortized to loan
   servicing income.   There was no impairment of OMSR in the quarter or nine
   months ended December 31, 1996.

   In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 125 supersedes and amends several previously issued FASB statements and technical bulletins, including Statement No. 122, as well as the consensus of several Emerging Issues Task Force Abstracts. Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Management believes that adoption of Statement No. 125 will not have a material effect on the financial condition or results of operation of the Corporation.

   NOTE 4-PENDING BUSINESS COMBINATION

   On November 13, 1996, the Corporation signed a definitive agreement to merge with OSB Financial Corp. ("OSB"). OSB is the parent company of Oshkosh Savings Bank, F.S.B., a $255 million thrift institution with seven banking locations in East Central Wisconsin. The resulting company will operate as FCB Financial Corp. and be headquartered in Oshkosh, Wisconsin. The transaction is to be accounted for under the purchase accounting method, and is expected to close in the second quarter of 1997. The merger is subject to approval of the shareholders of both the Corporation and OSB, as well as various regulatory authorities. In the merger, each share of OSB common stock issued and outstanding immediately prior to the effective time of the merger will (except as provided below) be canceled and converted into the right to receive 1.46 shares of Corporation common stock plus cash in lieu of fractional shares. All shares of OSB common stock (i) owned by OSB as treasury stock, (ii) owned by the OSB Management Development and Recognition Plans and not allocated to participants thereunder or (iii) owned by the Corporation will be canceled and no consideration will be issued therefor. The Corporation has filed a Current Report on Form 8-K, dated November 13, 1996, with respect to the proposed merger with OSB. Reference is made to this filing for further details regarding the proposed merger.

   NOTE 5-EARNINGS PER SHARE

   Earnings per share of common stock for the three- and nine-month periods ended December 31, 1996 and 1995 were computed based on consolidated net income and weighted average outstanding shares. The weighted average number of shares outstanding for the three months ended December 31, 1996 and 1995 were 2,403,117 and 2,551,121 respectively, and 2,406,866 and
   2,547,071 for the nine months ended December 31, 1996 and 1995, respectively.

   NOTE 6-STOCK REPURCHASE PROGRAMS

   On January 23, 1996, the Corporation announced that it had adopted another stock repurchase program. Under this program, the Corporation purchased 5% of its outstanding common stock, or 131,530 shares, over the period beginning January 31, 1996 and ending March 4, 1996. On March 8, 1996, the Corporation announced that it had adopted an additional stock repurchase program. Under this additional program, the Corporation is authorized to purchase an additional 5% of its outstanding common stock, or 125,630 shares, over the twelve-month period beginning with the date of the announcement. At December 31, 1996, 56,000 shares had been repurchased pursuant to this program. These two programs were the third and fourth 5% stock repurchase programs adopted by the Corporation since it became a public company in September 1993. The Corporation received prior approval from the Office of Thrift Supervision for each of the programs.


   Item 2--

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS OF FCB FINANCIAL CORP.

   Proposed Business Combination

   The Corporation has entered into a definitive agreement, dated November 13, 1996, to merge with OSB Financial Corp. For additional information regarding the proposed transaction, see Note 4 of the Notes to Consolidated Financial Statements.

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

   Comparison of Operating Results for the Three Months and Nine Months Ended December 31, 1996 and 1995

   Net income was $749,000 and $694,000 for the quarters ended December 31, 1996 and 1995, respectively, and $1.7 million and $1.9 million for the nine-month periods ended on the same dates, respectively. The increase in earnings for the quarter was driven by an increase in net interest income and an increase in the net gain on sale of loans, which was partially offset by increases in the provision for loan losses and income taxes.
   The decrease in earnings for the nine months ended December 31, 1996 as compared with the same period in the prior fiscal year was primarily the result of a special one-time deposit insurance assessment which was imposed in the quarter ended September 30, 1996. The assessment on the thrift industry generally was made to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. The assessment on the Corporation amounted to $970,000 on a pretax basis and reduced net income for the nine months ended December 31, 1996 by approximately $596,000. For additional discussion of the special assessment, see "Other Matters" below. Without the one-time charge, net income for the nine months ended December 31, 1996 would have been $2.3 million. The earnings growth for the current year to date compared to the comparable prior year period was driven by increases in net interest income of $794,000 and gain on sale of loans of $167,000. The increases in net interest income and gain on sale of loans were partially offset by an increase in compensation, payroll taxes and other employee benefits for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995.

   Net interest income increased from $2.1 million for the quarter ended December 31, 1995 to $2.3 million for the quarter ended December 31, 1996, and increased to $6.8 million from $6.0 million for the nine months ended December 31, 1996 and 1995, respectively. The increases resulted from growth in earning assets to $261.4 million at December 31, 1996 from $248.9 million at March 31, 1996 and $244.1 million at December 31, 1995. The growth in earning assets was led by an increase in the loan portfolio from $204.9 million at March 31, 1996 to $220.7 million at December 31, 1996. Loans receivable increased $19.8 million from December 31, 1995 to December 31, 1996. Contributing to the increase in net interest income was an increase in the net interest spread to 2.78% for the quarter ended December 31, 1996 from 2.60% for the comparable quarter in the prior year. The net interest margin improved to 3.60% for the quarter ended December 31, 1996 from 3.53% for the quarter ended December 31, 1995. For the nine months ended December 31, 1996 and 1995, the net interest spread was 2.73% and 2.45%, respectively, and the net interest margins 3.57% and 3.41%, respectively. The interest spread and net interest margin improvements continued to be driven by both greater yields on earning assets and a lower cost of funds. Since the direction and magnitude of future interest rate changes are not known, it is not possible for management to estimate how such changes may impact the Corporation's results of operations in the future.

   The provision for loan losses increased $50,000 for both the quarter and nine months ended December 31,1996 over the comparable periods ended December 31, 1995. The increase was made as a result of an increase in the size of the loan portfolio and a change in the loan mix. For additional discussion on the allowance for loan losses, see the "Asset Quality" section below.

   Net gain on sale of loans increased from $103,000 for the nine months ended December 31, 1995 to $270,000 for the same period ended December 31, 1996, and an increase from $59,000 to $146,000 for the three months ended December 31, 1995 and December 31, 1996, respectively. The gains were $163,000 and $59,000 higher for the nine months and quarter just ended, respectively, as a result of adopting FASB Statement No. 122. See Note 3 of the Notes to Consolidated Financial Statements.

   Total operating expenses increased to $4.5 million for the nine months ended December 31, 1996 from $3.4 million for the nine months ended December 31, 1995. The increase was principally due to the special deposit insurance assessment recorded in September 1996, which amounted to $970,000. For additional information on the September 1996 special assessment, see "Other Matters" below. Also contributing to the increase for the nine-month period ended December 31, 1996 was a $96,000 increase in compensation, payroll taxes and other employee benefits which was primarily a result of normal salary and benefit increases.

   The provision for income taxes increased from $453,000 for the quarter ended December 31, 1995 to $589,000 for the quarter just ended. The increase was primarily due to an increase in income before provision for income taxes.

   Changes in Financial Condition

   Total Assets. Total assets increased from $255.7 million at March 31, 1996 to $268.5 million at December 31, 1996. The principal reason for the increase in total assets was an increase in net loans receivable of $15.8 million. The growth in total assets was funded primarily by a $11.5 million increase in borrowed funds and a $1.7 million increase in deposit accounts.

   Cash and Cash Equivalents. Cash and cash equivalents decreased from $4.8 million at March 31, 1996 to $3.5 million at December 31, 1996 primarily due to lower immediate cash needs of the Corporation.

   Mortgage-Related Securities Held to Maturity.   Mortgage-related
   securities held to maturity decreased from $17.9 million at March 31, 1996 to $16.8 million at December 31, 1996 primarily due to principal repayments on the portfolio of securities. These repayments have occurred ratably throughout the fiscal year.

   Net Loans Receivable. Net loans receivable increased from $204.9 million at March 31, 1996 to $220.7 million at December 31, 1996. This increase resulted from a combination of continued strength in the demand for adjustable rate mortgage loans, which are held to maturity by the Bank, and increases in the commercial real estate and indirect auto loan
   portfolios.    For the nine months ended December 31, 1996, $5.9 million
   of commercial real estate loans and $8.8 million of indirect auto loans were originated. The commercial real estate portfolio increased $2.4 million from $35.9 million at March 31, 1996 to $38.3 million at December 31, 1996. Total indirect auto loans increased from $10.5 million at March 31, 1996 to $13.9 million at December 31, 1996.

   Borrowed Funds. Borrowed funds increased from $51.9 million at March 31, 1996 to $63.4 million at December 31, 1996. The increase came from a combination of fixed rate, short-term advances and overnight borrowings which were at interest rates that adjust daily.

   Shareholders' Equity. Total shareholders' equity decreased from $47.2 million at March 31, 1996 to $47.0 million at December 31, 1996. The decrease was primarily due to the purchase of treasury stock in connection with the stock repurchase programs referred to in Note 6 of the Notes to Consolidated Financial Statements.

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

                                       At
                                   December 31,          At March 31,
                                      1996       1996        1995     1994
                                                   (In thousands)
     Non-accruing loans:
       One- to four-family            $252        $212       $243      $178
       Five or more family               -           -          -         -
       Commercial real estate            -           -          -         -
       Consumer and other               26           -         27         8
                                     -----       -----      -----     -----
          Total                        278         212        270       186
                                     -----       -----      -----     -----
     Foreclosed assets:
       One- to four-family               -           -          -         -
       Five or more family               -           -          -         -
       Commercial real estate            -           -          -         -
       Repossessed assets               18          22          -         -
                                     -----       -----      -----     -----
          Total                         18          22          0         0
                                     -----       -----      -----     -----
     Total non-performing assets      $296        $234       $270      $186
                                     =====       =====      =====     =====

     Total non-performing assets as
      a percentage of total assets    0.11%       0.09%      0.11%     0.09%
                                     =====       =====      =====     =====
     Allowance for loan losses to
      loans and foreclosed
      properties                      0.57%       0.51%      0.47%     0.59%
                                     =====       =====      =====     =====

   Federal regulations require that each savings institution classify its own assets on a regular basis. On the basis of management's review of its assets, at December 31, 1996, on a net basis, the Bank classified $304,000 of its assets as special mention, $94,000 as substandard, and $144,000 as doubtful. There were no loans classified as loss at December 31, 1996.
   As of December 31, 1996, management believes that these asset classifications were consistent with those of the Office of Thrift Supervision (the "OTS").

   The Bank's loan portfolios are evaluated on a continuing basis to determine the additions to the allowances for losses and the related balance in the allowances. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio compositions, loan delinquencies, prior loss experience, and management's estimation of future potential losses. The evaluation of allowances for loan losses includes a review of both known loan problems as well as a review of potential problems based upon historical trends and ratios. Based on management's evaluation at December 31, 1996, a loan loss provision of $100,000 was deemed appropriate for the quarter ended December 31, 1996 and the aggregate allowance for loan losses of $1,262,000 as of such date was determined to be adequate.

   The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.



                                          Three months         Nine months
                                         Ended Dec. 31,      Ended Dec. 31,
                                         1996      1995       1996     1995
                                                   (In thousands)

      Allowance at beginning
          of period                    $1,164      $975    $1,075      $875
      Provision for loan losses           100        50       200       150
      Charge-offs:
        Residential real estate             -         -         -         -
        Consumer                           (2)        -       (13)        -
                                        -----     -----     -----     -----
           Total Charge-offs               (2)        0       (13)        0
                                        -----     -----     -----     -----
      Recoveries:
        Residential real estate             -         -         -         -
        Consumer                            -         -         -         -
                                        -----     -----     -----     -----
           Total recoveries                 0         0         0         0
                                        -----     -----     -----     -----
              Net charge-offs              (2)        0       (13)        0
                                        -----     -----     -----     -----
      Allowance at end of period       $1,262    $1,025    $1,262    $1,025
                                        =====     =====     =====     =====


   While management believes that the allowances are adequate and that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.


   Liquidity & Capital Resources

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 5.0%. On December 31, 1996, the Bank's liquidity ratio, calculated in accordance with OTS requirements, was 5.17%. In addition, according to current OTS regulations, short-term liquid assets must constitute l.0% of the average daily balance of net withdrawable deposit accounts and short-term borrowings. On December 31, 1996, the Bank's short-term liquidity ratio was 3.93%.

   At December 31, 1996, the Bank had outstanding commitments to originate mortgage loans of $3.3 million, with varying interest rates, and had outstanding commitments to sell mortgage loans of $1.4 million. In addition, the Bank had commitments to fund unused lines of credit of $1.7 million at December 31, 1996. Management does not believe the Bank will suffer any adverse consequences as a result of fulfilling these commitments.

   The following table summarizes the Bank's capital ratios and the ratios required by the Financial Institution Reform, Recovery and Enforcement Act of 1989 and implementing regulations relating thereto at December 31, 1996:

                                                                  Risk-
                                       Tangible       Core        Based
                                        Capital     Capital      Capital
                                             (Dollars in thousands)

      Bank's regulatory percentage      14.08 %      14.08 %     24.14 %
      Required regulatory percentage     1.50         3.00        8.00
                                        -----        -----       -----
      Excess regulatory percentage      12.58 %      11.08 %     16.14 %
                                        =====        =====       =====

      Bank's regulatory capital       $37,745      $37,745     $39,051
      Required regulatory capital       4,022        8,043      12,940
                                       ------       ------      ------
      Excess regulatory capital       $33,723      $29,702     $26,111
                                       ======       ======      ======


   Other Matters

   Deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Deposits of commercial banks are typically insured by the FDIC Bank Insurance Fund ("BIF"). The BIF previously achieved its designated reserve ratio, and the FDIC lowered deposit insurance premiums for most BIF insured institutions, creating a difference in BIF and SAIF deposit insurance rates. On September 30, 1996, legislation was signed to recapitalize the SAIF through a one-time special assessment (payable November 27, 1996) of approximately 65.7 cents per $100 of insured deposits based on the deposit assessment base as of March 31, 1995. As a result, the Corporation's federal insurance premium included in its operating expenses for the nine months ended December 31, 1996 includes a charge of approximately $970,000 for this one-time special assessment. The Corporation received a partial refund of the normal SAIF premium it paid on September 30, 1996 for the fourth calendar quarter as the premium paid was imposed prior to passing the legislation which recapitalized the SAIF. The refund amounted to approximately $20,000, and reduced the premium paid on January 2, 1997.

   Also as part of the legislation, effective January 1, 1997, the risk-based assessment schedule will be the same for BIF and SAIF institutions, and the Financing Corporation ("FICO") portion of the deposit insurance annual premium for SAIF institutions will be 6.4 cents per $100 of deposits as compared with 1.3 cents per $100 of deposits for BIF insured institutions. Earnings should be favorably impacted beginning in January 1997 as a result of lower deposit insurance premiums. Because future deposit insurance premiums are based on the Bank's future deposit assessment base, management cannot predict the dollar amount that the Corporation will save on deposit insurance in future periods.

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


   Part II - Other Information

   Item 6--Exhibits and Reports on Form 8-K

      (a)     Exhibits

             2.1 Agreement and Plan of Merger, dated as of November 13, 1996, by and between FCB Financial Corp. and OSB Financial Corp. (Incorporated by reference to Exhibit 2.1
                    to FCB Financial Corp.'s Current Report on Form   8-K,
                    dated November 13, 1996.)

             2.2 Stock Option and Trigger Payment Agreement, dated as of November 13, 1996, by and between FCB Financial Corp. and OSB Financial Corp. (Incorporated by reference to Exhibit
                    2.2 to FCB Financial Corp.'s Current Report on Form 8-K, dated November 13, 1996.)

             2.3 Stock Option and Trigger Payment Agreement, dated as of November 13, 1996, by and between OSB Financial Corp. and FCB Financial Corp. (Incorporated by reference to Exhibit
                    2.3 to FCB Financial Corp.'s Current Report on Form 8-K, dated November 13, 1996.)

             27     Financial Data Schedule (EDGAR version only)

   (b)       Reports on Form 8-K

             On November 20, 1996, the Corporation filed a Current Report on Form 8-K (under Item 5) to report that it had entered into an Agreement and Plan of Merger, dated November 13, 1996, with OSB Financial Corp.

                            SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FCB FINANCIAL CORP.




   Date: February 5, 1997            By:  /s/ Donald D. Parker
                                       Donald D. Parker
                                       President/CEO and Chairman of the
                                       Board



   Date: February 5, 1997            By:  /s/ Phillip J. Schoofs
                                       Phillip J. Schoofs
                                       Vice President and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Exhibit

     27           Financial Data Schedule (EDGAR version only)