Form 10-K405
period 1997-03-31
FCB FINANCIAL CORP
filed 1997-06-27
CIK 906195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended March 31, 1997

                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-22066

                               FCB Financial Corp.
             (Exact name of registrant as specified in its charter)

   Wisconsin                                                  39-1760287
   (State or other jurisdiction of incorporation            (IRS Employer
   or organization)                                       Identification No.)

   420 S. Koeller Street, Oshkosh, WI                                 54902
   (Address of principal executive office)                         (Zip Code)

   Registrant's telephone number, including area code:         (414) 236-3680

   Securities registered pursuant to Section 12(b) of the Act:      None

   Securities registered pursuant to Section 12(g) of the Act:

   Class:  Common Stock, $.01 Par Value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject
   to such filing requirements for the past 90 days.  Yes   X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-K or any amendment to this Form 10-K.   [ X ]

   The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's common stock as of May 31, 1997, was $ 90,413,306.

   Number of shares of common stock, $.01 par value, outstanding as of May
   31, 1997:    4,099,022

   Documents Incorporated by Reference:
   Portions of FCB Financial Corp. Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                               FCB FINANCIAL CORP.

                     INDEX TO THE ANNUAL REPORT ON FORM 10-K

                    For The Fiscal Year Ended March 31, 1997

   PART I                                                            Page No.

   Item 1    Business                                                    18

   Item 2    Properties                                                  45

   Item 3    Legal Proceedings                                           45

   Item 4    Submission of Matters to a Vote of Security Holders         45


   PART II

   Item 5    Market for Registrant's Common Equity
             and Related Shareholder Matters                             45

   Item 6    Selected Financial Data                                     46

   Item 7    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   47

   Item 7A   Quantitative and Qualitative Disclosures About Market Risk  50

   Item 8    Financial Statements and Supplementary Data                 51

   Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                         74


   PART III

   Item 10   Directors and Executive Officers of the Registrant          74

   Item 11   Executive Compensation                                      74

   Item 12   Security Ownership of Certain Beneficial
             Owners and Management                                       74

   Item 13   Certain Relationships and Related Transactions              74


   PART IV

   Item 14   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                                     74

   Signatures                                                            75

                                     PART I

   Item 1. Business

   General and Merger with OSB Financial Corp.

        FCB Financial Corp. (the "Corporation"), a Wisconsin corporation, became the unitary savings and loan holding company for Fox Cities Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). The Conversion was completed on September 23, 1993. At March 31, 1997, the Corporation had total consolidated assets of $271.2 million and consolidated shareholders equity of $47.4 million. The Corporation declared quarterly cash dividends of $0.18 per share to shareholders in each of the four quarters in the fiscal year ended March 31, 1997, for a dividend payout ratio (dividends declared per share divided by net income per share) of 71.3% for the most recent fiscal year. Other financial ratios are included in Selected Consolidated Financial Data in Part II,
   Item 6 of this document. Other than a loan to the FCB Financial Corp. Employee Stock Ownership Plan and investing in securities of the same nature as the Bank, the Corporation is not engaged in any other business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

        The Bank was established in 1893 under the name Twin City Building-Loan and Savings Association as a Wisconsin chartered mutual savings and loan association. In June 1952, the name was changed to Twin City Savings and Loan Association. In June 1990, the Bank converted to a
   federally-chartered mutual savings bank and took its present name.   The
   Bank considers its primary market area to be East Central Wisconsin (including Winnebago, Outagamie and Calumet counties).

        Effective May 1, 1997, OSB Financial Corp. ("OSB"), a Wisconsin corporation, was merged (the "Merger") with and into the Corporation. The Corporation was the surviving corporation in the Merger. The Merger was consummated in accordance with the terms of an Agreement and Plan of Merger, dated November 13, 1996 (the "Merger Agreement"), between the Corporation and OSB. Matters with respect to the Merger were approved by shareholders of the Corporation and OSB at special meetings of shareholders of such companies held on April 24, 1997.

        Under the terms of the Merger Agreement, each share of common stock, $.01 par value, of OSB (the "OSB Common Stock") issued and outstanding immediately prior to the effectiveness of the Merger was (except as otherwise provided below) cancelled and converted into the right to receive 1.46 shares of the common stock, $.01 par value, of the Corporation (the "FCB Common Stock") plus cash in lieu of any fractional share. All shares of OSB Common Stock (i) owned by OSB as treasury stock,
   (ii) owned by OSB Management Development and Recognition Plans and not allocated to participants thereunder or (iii) owned by the Corporation were cancelled and no FCB Common Stock or other consideration was given in exchange therefor. Of the 1,157,534 shares of OSB Common Stock issued and outstanding at the effective time of the Merger, 48,650 shares were cancelled pursuant to the preceding sentence and the remaining 1,108,884 shares were converted into shares of FCB Common Stock and cash in lieu of fractional shares as described above. Shares of FCB Common Stock which were issued and outstanding at the time of the Merger were not affected by the Merger and remain outstanding. In connection with the Merger, Oshkosh Savings Bank, F.S.B., a federally chartered stock savings association and subsidiary of OSB, was merged with and into the Bank. The Bank was the surviving corporation in that merger. The Bank now operates from thirteen different locations, including from its principal executive offices in Oshkosh, Wisconsin, as well as from twelve branch office locations in Oshkosh, Neenah, Menasha, Appleton, Winneconne, Berlin, Ripon and Wautoma, Wisconsin.

        Pursuant to the terms of the Merger Agreement, directors of OSB, namely David L. Baston, Thomas C. Butterbrodt, Dr. Edwin L. Downing, David
   L. Geurden, David L. Omachinski, James J. Rothenbach and Ronald L. Tenpas, were added to the Board of Directors of the Corporation effective as of the effective time of the Merger. In addition, each of Donald D. Parker, James J. Rothenbach, Phillip J. Schoofs, Harold L. Hermansen, and Theodore
   W. Hoff have entered into employment agreements with the Corporation and the Bank (the "Employment Agreements"). Pursuant to the Employment Agreements, each of the above serves as an officer of the Bank: Mr. Parker serves as Chairman of the Board; Mr. Rothenbach serves as President and Chief Executive Officer; Mr. Schoofs serves as Vice President, Treasurer and Chief Financial Officer; Mr. Hermansen serves as Vice-President - Retail Lending and Secretary; and Mr. Hoff serves as Vice President - Retail Sales and Service. The foregoing individuals also serve as officers of the Corporation in accordance with the Employment Agreements.

        Additional information regarding the Merger, including historical financial statements of OSB and certain pro forma financial data, are included in the definitive Joint Proxy Statement/Prospectus of the Corporation and OSB, dated March 12, 1997, as well as in a Current Report on Form 8-K, dated May 1, 1997, filed by the Corporation with the Securities and Exchange Commision in connection with the Merger. The financial and other statistical data included in this Annual Report on Form 10-K for the Corporation's fiscal year ended March 31, 1997 do not give the effect to the Merger. Financial data for the Corporation and OSB, combined as of the date of the merger, will be included in the Corporation's Quarterly Report on Form 10-Q for the quarter ending June 30, 1997.

   Business of the Bank

        The business of the Bank consists primarily of attracting savings deposits from the general public and using those deposits, together with other funds, to originate first mortgage loans on one- to four-family homes located in its market area. The Bank also makes commercial real estate, five or more family residential, consumer and residential construction loans within its market area. In addition, the Bank invests in mortgage-related and short- and intermediate-term government or government agency-backed investment securities and short-term liquid assets. Through its wholly-owned subsidiary, Fox Cities Financial Services, Inc., the Bank sells various insurance and investment products as well as tax deferred annuities. Fox Cities Financial Services, Inc. also holds a 50% limited partnership interest in a 37-unit apartment complex providing housing for low/moderate income and elderly persons in Menasha, Wisconsin. The Bank's other wholly-owned subsidiary, Fox Cities Investments, Inc. (a Nevada corporation), holds a portfolio of investment and mortgage-related securities. All of the investments held by the subsidiary would be allowable investments if held directly by the Bank.

        The executive offices of the Corporation and the Bank are located at 420 S. Koeller Street, Oshkosh, Wisconsin 54902, and its telephone number is (414) 236-3680.

   Yields Earned and Rates Paid

        The Corporation's earnings depend heavily on the level of net interest income, which represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

        The following schedule sets forth, for the periods indicated, the yield on assets and cost of liabilities expressed both as dollars and rates. Such yields and costs were derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. Average balances were derived from average daily balances for each of the years presented. The average balance of loans receivable includes loans on which the Corporation, at the Bank level, has discontinued accruing interest. Accordingly, non-accruing loans have been included in the table as loans carrying a zero yield. Total interest-earning assets are net of discounts and premiums and accrued interest receivable, which are non-interest-bearing. No tax equivalent adjustments have been made.


                                                                      AVERAGE YIELDS
                                                                   Year Ended March 31,

                                       1997                                1996                                 1995

                         Average     Interest                Average     Interest                 Average     Interest
                       Outstanding    Earned/   Yield/     Outstanding    Earned/   Yield/      Outstanding    Earned/  Yield/
                         Balance       Paid      Rate        Balance       Paid      Rate         Balance       Paid     Rate
                                                                  (Dollars in thousands)
   Interest-earning
    assets:
      Loans receivable  $216,276     $17,358     8.03%      $196,357     $15,719     8.01%       $171,005     $12,854    7.52%
      Loans held for
       sale                4,225         344     8.14          3,076         246     8.00           1,266         108    8.53
      Mortgage-related
       securities         23,879       1,550     6.49         25,663       1,718     6.69          24,262       1,387    5.72
      Investment
       securities held
       to maturity         8,194         462     5.64          9,219         422     4.58          13,666         572    4.19
      Interest-bearing
       deposits            1,012          50     4.94          1,064          60     5.62             756          36    4.76
      Federal Home
       Loan Bank stock     2,955         201     6.80          2,295         154     6.71           1,681         103    6.13
                         -------     -------                 -------     -------                  -------     -------
         Total interest-
          earning assets 256,541      19,965     7.78        237,674      18,319     7.71         212,636      15,060    7.08
                                     -------                             -------                              -------
   Non-interest-earning
    assets:
      Office properties
       and equipment       4,154                               4,324                                4,286
      Other                4,072                               3,751                                2,232
                         -------                             -------                              -------
         Total assets   $264,767                            $245,749                             $219,154
                         =======                             =======                              =======
   Interest-bearing
    liabilities:
      Certificate
       accounts         $105,825       6,297     5.95       $103,014       6,326     6.14         $86,489       4,428    5.12
      Regular
       savings
       accounts           18,361         502     2.73         19,259         466     2.42          23,543         694    2.95
      NOW and
       money market
       accounts           29,325         831     2.83         28,216         836     2.96          29,225         758    2.59
                         -------     -------                 -------     -------                  -------     -------
         Total deposit
          accounts       153,511       7,630     4.97        150,489       7,628     5.07         139,257       5,880    4.22
      Borrowed funds      56,188       3,123     5.56         39,120       2,378     6.08          24,818       1,415    5.70
      Advance payments
       by borrowers for
       taxes and
       insurance           3,819          74     1.94          3,846          75     1.95           3,613          70    1.94
                         -------     -------                 -------     -------                  -------     -------
         Total interest-
          bearing
          liabilities    213,518      10,827     5.07        193,455      10,081     5.21         167,688       7,365    4.39
                                     -------                             -------                              -------
   Non-interest-bearing
    liabilities:
      Other liabilities    4,151                               3,798                                2,831
                         -------                             -------                              -------
         Total
          liabilities    217,669                             197,253                              170,519
      Shareholders'
         equity           47,098                              48,496                               48,635
                         -------                             -------                              -------
         Total
          liabilities
          and share-
          holders'
          equity        $264,767                            $245,749                             $219,154
                         =======                             =======                              =======
   Net interest
    income                            $9,138                              $8,238                               $7,695
                                     =======                             =======                              =======
   Net interest
    rate spread                                  2.71%                               2.50%                               2.69%
                                                =====                               =====                               =====
   Net earning
    assets               $43,023                             $44,219                              $44,948
                         =======                             =======                              =======
   Net yield on
    average interest-
    earning assets
    ("net interest
    margin")                                     3.56%                               3.47%                               3.62%
                                                =====                               =====                               =====
   Average interest-
    earning assets
    to average
    interest-bearing
    liabilities                       120.15%                             122.86%                              126.80%
                                     =======                             =======                              =======

   Rate/Volume Analysis

        The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in rate (changes in rate multiplied by prior volume), (ii) changes attributable to changes in volume (changes in volume multiplied by prior rate), (iii) changes attributable to changes in rate/volume (changes in rate multiplied by changes in volume), and (iv) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                    Year Ended March 31, 1997               Year Ended March 31, 1996
                                           Compared to                             Compared to
                                    Year Ended March 31, 1996               Year Ended March 31, 1995
                                   Increase (Decrease) Due to              Increase (Decrease) Due to
                                                   Rate/                                   Rate/
                               Rate     Volume    Volume      Net      Rate     Volume    Volume      Net

                                                          (Dollars in Thousands)

   Interest-earning assets:
      Loans receivable          $39     $1,596       $4     $1,639      $838     $1,906     $121     $2,865
      Loans held for sale         4         92        2         98        (7)       154       (9)       138
      Mortgage-related
       securities               (51)      (119)       2       (168)      235         80       16        331
      Investment securities
       held to maturity          98        (47)     (11)        40        53       (186)     (17)      (150)
      Interest-bearing
       deposits                  (7)        (3)      -         (10)        7         15        2         24
      Federal Home Loan
       Bank stock                 2         44        1         47        10         38        3         51
                               ----      -----    -----      -----     -----      -----    -----      -----
         Total interest-
          earning assets         85      1,563       (2)     1,646     1,136      2,007      116      3,259

   Interest-bearing
    liabilities:
      Certificate accounts     (196)       173       (6)       (29)      882        846      170      1,898
      Regular savings
       accounts                  60        (22)      (2)        36      (125)      (126)      23       (228)
      NOW and money
       market accounts          (37)        33       (1)        (5)      108        (26)      (4)        78
                               ----      -----    -----     ------     -----      -----    -----      -----
         Total deposits        (173)       184       (9)         2       865        694      189      1,748

      Borrowed funds           (203)     1,038      (90)       745        94        815       54        963
      Advance payments by
       borrowers for taxes
       and insurance             -          (1)      -          (1)       -          5        -           5
                               ----      -----    -----      -----     -----      -----    -----      -----
         Total interest-
            bearing
            liabilities        (376)     1,221      (99)       746       959      1,514      243      2,716
                               ----      -----    -----      -----     -----      -----    -----      -----
   Change in net interest
    income                     $461       $342      $97       $900      $177       $493    ($127)      $543
                               ====      =====    =====      =====     =====      =====    =====      =====


   Asset and Liability Management

        The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

        At March 31, 1997, the Bank's one-year gap as a percent of total assets was a negative 12.1%. Management's strategy is to maximize the percent of loans which are interest rate sensitive within a three-year period. Although the Bank originates marketable 15- to 30-year fixed rate mortgage loans, it is management's current policy (which is subject to review and adjustment by the Bank's Board of Directors) not to retain those marketable 15-, 20- and 30-year fixed rate loans aggregating in excess of $31.0 million, $9.3 million and $17.2 million, respectively. To comply with this policy, fixed rate loans in excess of these amounts are sold without recourse in the secondary market with servicing retained by the Bank. In addition, the Bank generally purchases adjustable rate mortgage-related securities and short- to intermediate-term investment securities. On the liability side, management's goal is to offer a range of deposit accounts with maturities of up to five years. Additionally, borrowings are structured to have varying maturities of up to five years.

        The following table sets forth at March 31, 1997 the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by the Bank management, using certain assumptions, to mature or reprice in each of the periods shown. Except as stated below, the amounts of assets and liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Fixed rate loans and mortgage-related securities are shown on the basis of management's estimate of annual prepayments, contractual amortization and forecasted prepayment rates prepared by major dealers in mortgage-related securities. Loans and securities with adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its regular savings, money market and NOW accounts, which totaled $47.4 million at March 31, 1997, are withdrawn at the annual rates estimated by management at March 31, 1997.

        Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Moreover, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating this table.


                                                                      March 31, 1997
                                                          More than      More than     More than
                                                          1 year to     3 years to    5 years to     More than
                                0-6 mos.     7-12 mos.     3 years        5 years      10 years      10 years       Total
                                                                  (Dollars in thousands)
   Interest-earning assets:
      Loans receivable          $25,509       $58,131       $73,730       $37,415        $24,000       $2,711      $221,496
      Loans held for sale         3,270            -             -             -              -            -          3,270
      Mortgage-related
       securities:
         available for sale       4,480         1,883            -             -              -            -          6,363
         held to maturity        14,963           925           347           296             -            -         16,531
      Investment securities
         held to maturity            -          2,995         6,000            -              -            -          8,995
      Interest-bearing
       deposits                   4,155            -             -             -              -            -          4,155
      Federal Home Loan
       Bank stock                 3,245            -             -             -              -            -          3,245
                                -------       -------       -------       -------        -------      -------       -------
         Total interest-
          earning assets         55,622        63,934        80,077        37,711         24,000        2,711       264,055
                                -------       -------       -------       -------        -------      -------       -------
   Interest-bearing
    liabilities:
      Certificate accounts       51,495        30,243        21,506         2,536             -            -        105,780
      Regular savings
       accounts                   1,500         1,491         4,542         2,962          3,759        3,339        17,593
      NOW and money market
       deposit accounts           5,550         5,472        10,090         2,700          3,240        2,738        29,790
                                -------       -------       -------       -------        -------      -------       -------
         Total deposits          58,545        37,206        36,138         8,198          6,999        6,077       153,163

   Borrowed funds                53,100            -         10,000         1,800             -            -         64,900
   Advance payments by
    borrowers for taxes
    and insurance                 2,586            -             -             -              -            -          2,586
                                -------       -------       -------       -------        -------      -------       -------
         Total interest-
          bearing liabilities   114,231        37,206        46,138         9,998          6,999        6,077       220,649
                                -------       -------       -------       -------        -------      -------       -------
   Interest sensitivity
    gap per period             ($58,609)      $26,728       $33,939       $27,713        $17,001      ($3,366)      $43,406
                                =======       =======       =======       =======        =======      =======       =======
   Cumulative interest
    sensitivity gap            ($58,609)     ($31,881)       $2,058       $29,771        $46,772      $43,406
                                =======       =======       =======       =======        =======      =======
   Percentage of cumulative
    gap to total earning
    assets                        (22.2)%       (12.1)%        0.8%         11.3%          17.7%        16.4%
                                  =====         =====         =====         =====          =====       ======
   Cumulative ratio of
    interest sensitive
    assets to interest
    sensitive liabilities        48.69%        78.95%       101.04%       114.34%        121.80%      119.67%
                                =======       =======       =======       =======        =======      =======


   Lending Activities

        General. The Bank, like many other savings institutions, has emphasized conventional first mortgage loans secured by one- to four-family residential properties. These loans continue to be the major focus of the Bank's lending activities. The Bank offers a wide variety of mortgage loans, including 15-, 20- and 30-year conventional fixed rate loans, adjustable rate mortgage (ARM) loans, WHEDA (Wisconsin Housing and Economic Development Authority) loans, and WDVA (Wisconsin Department of Veterans Affairs) loans.

        In addition to making first mortgage residential loans, and to increase the yield and interest rate sensitivity of its portfolio, the Bank also originates commercial real estate, five or more family residential, consumer and residential construction loans. The Bank has concentrated its lending activities in its primary market area. The Bank also purchases short- to intermediate-term mortgage-related securities to supplement its lending and investment activities and to assist in asset/liability management.

        Loan Portfolio Composition. The following table presents information (exclusive of loans held for sale) concerning the composition of the Bank's loans receivable portfolio in dollar amounts (in thousands) and percentages (before deductions for loans in process, unearned interest and loan fees, unamortized unrealized losses and allowances for losses) as of the dates indicated.


                                                                          March 31,

                                    1997                1996                1995                1994                1993
                              Amount    Percent   Amount    Percent    Amount   Percent   Amount    Percent    Amount     Percent
   Real Estate Loans:
    One- to four-family
     residential             $132,985    57.96%  $127,426    60.36%   $127,172   66.05%  $102,145    69.01%    $91,475     72.24%
    Five or more family
     residential               12,379     5.40     13,275     6.29      11,346    5.89     10,016     6.77       7,488      5.91
    Commercial                 34,183    14.90     28,636    13.56      25,512   13.25     17,395    11.75      15,735     12.42
    Construction and
     land                      13,885     6.05     13,381     6.34       7,715    4.01      6,717     4.54       2,849      2.25
                              -------   ------    -------   ------     -------  ------    -------   ------     -------   -------
        Total real estate
         loans                193,432    84.31    182,718    86.55     171,745   89.20    136,273    92.07     117,547     92.82
                              -------   ------    -------   ------     -------  ------    -------   ------     -------   -------
   Consumer Loans:
    Home improvement and
     home equity               18,540     8.08     14,912     7.07      12,168    6.33      9,658     6.52       7,017      5.54
    Auto and recreational
     vehicles                  15,635     6.81     11,974     5.67       7,140    3.71        810     0.55         944      0.75
    Educational                 1,186     0.52      1,036     0.49         890    0.46        741     0.50         638      0.50
    Other                         649     0.28        469     0.22         587    0.30        543     0.36         495      0.39
                              -------   ------    -------   ------     -------  ------    -------   ------     -------   -------
        Total consumer
         loans                 36,010    15.69     28,391    13.45      20,785   10.80     11,752     7.93       9,094      7.18
                              -------   ------    -------   ------     -------  ------    -------   ------     -------   -------
            Gross loans
             receivable       229,442   100.00%   211,109   100.00%    192,530  100.00%   148,025   100.00%    126,641    100.00%
                              -------   ======    -------   ======     -------  ======    -------   ======     -------   =======
   Less:
    Loans in process            5,791               4,307                4,031              3,517                1,963
    Unearned interest
     and loan fees                318                 351                  292                283                  426
    Unamortized
     unrealized losses            432                 479                  525                 -                    -
    Allowance for loan
     losses                     1,405               1,075                  875                840                  766
                              -------             -------              -------            -------              -------
        Total deductions        7,946               6,212                5,723              4,640                3,155
                              -------             -------              -------            -------              -------
        Total loans, net     $221,496            $204,897             $186,807           $143,385             $123,486
                              =======             =======              =======            =======

        The following schedule illustrates the maturities and repricing dates of the Bank's loans receivable and loans held for sale at March 31, 1997. The schedule does not reflect the effects of possible prepayments, but does reflect reduction for loans in process and the repricing of loans with adjustable interest rates. Construction loans are included in the respective categories. Dollar amounts shown in the schedule are in thousands.

                                                                    REAL ESTATE LOANS

                                               One- to Four-Family      Five or more Family
                      Loans Held For Sale       Residential Loans        Residential Loans           Commercial Loans

                                   Weighted                Weighted                    Weighted                Weighted
                                   Average                  Average                    Average                  Average
   Maturity            Amount        Rate      Amount        Rate        Amount          Rate        Amount      Rate

   Six months
    or less                -          -        $24,262        7.58%     $3,444           8.35%       $8,895        8.91%

   More than six
    months though
    one year               -          -         25,317        7.90       4,730           8.48         8,697        8.91

   More than one
    year through
    three years            -          -         20,533        7.23       2,621           8.26        14,419        8.62

   More than three
    years through
    five years             -          -          5,040        7.24       2,351           8.63         3,002        8.19

   More than five
    year through
    ten years              -          -         15,072        7.47          -              -          2,001        8.78

   More than ten
    years through
    twenty years       $1,555       7.17%       30,691        7.28          -              -            166        9.00

   More than
    twenty years        1,715       7.77        15,902        7.77         498           9.50            -           -
                      -------                  -------                 -------                      -------
     Total             $3,270       7.48%     $136,817        7.52%    $13,644           8.47%      $37,180        8.73%
                      =======      =====       =======       =====     =======          =====       =======       =====
   Fixed rate          $3,270                  $67,277                  $4,114                         $509

   Variable rate           -                    19,961                   1,356                       19,079
                      -------                  -------                 -------                      -------
   Total due in more
    than one year      $3,270                  $87,238                  $5,470                      $19,588
                      =======                  =======                 =======



                         Consumer Loans               Total
                                   Weighted                Weighted
                                   Average                  Average
   Maturity            Amount        Rate      Amount        Rate
   Six months
    or less            $3,378       8.94%      $39,979        8.06%

   More than six
    months though
    one year              555       8.21        39,299        8.20

   More than
    one year through
    three years        11,440       8.25        49,013        7.93

   More than three
    years through
    five years         19,746       8.53        30,139        8.29

   More than five
    year through
    ten years             831       7.82        17,904        7.63

   More than ten
    years through
    twenty years           60       8.44        32,472        7.29

   More than
    twenty years           -          -         18,115        7.82
                      -------                  -------
     Total            $36,010       8.46%     $226,921        7.92%
                      =======      =====       =======       =====
   Fixed rate         $32,077                 $107,247

   Variable rate           -                    40,396
                      -------                  -------
   Total due in
    more than
    one year          $32,077                 $147,643
                      =======                  =======


        Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus, although this limitation is increased to 25% for loans fully secured by readily marketable collateral and to 30% for domestic residential housing development loans. At March 31, 1997, based on the above, the Bank's regulatory loans-to-one-borrower limit for most purposes was $9.5 million. On that date, the Bank had no loans to one borrower in excess of this limit. The Bank's single largest borrower on March 31, 1997 had an aggregate of $4.8 million in loans outstanding.

        Loan applications submitted to the Bank are initially accepted and considered at various levels of authority. Loans of less than $250,000 to any one borrower whose total outstanding borrowings from the Bank (including the proposed loan) would not exceed $500,000 may be approved by the In-House Loan Committee of the Bank, which consists of branch managers, loan officers and any two of the Assistant Vice President-Branch Coordinator, the Vice President-Lending/Secretary and the Chairman of the Board/President/Chief Executive Officer. Loan commitments in excess of these limits must be approved by the Board of Directors of the Bank.

        All of the Bank's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures. Decisions on loan applications are made on the basis of detailed applications and property valuations provided by State of Wisconsin certified or licensed appraisers consistent with the Bank's written appraisal policy. The loan applications are designed primarily to determine the borrower's ability to repay the loan, and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

        The Bank requires evidence of marketable title and lien position on all loans and title insurance on all loans secured by real property, and requires fire and extended coverage casualty insurance on substantially all loans in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank may also require flood insurance to protect the property securing its interest.

   One- to Four-Family Residential Real Estate Lending

        The major focus of the Bank's lending program has historically been the origination of permanent loans secured by first mortgages on owner-occupied one- to four-family residences. At March 31, 1997, $133.0 million, or 58.0%, of the Bank's gross loans receivable consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by the Bank and currently held in its portfolio are secured by properties located in the Bank's primary market area.

        The Bank originates ARM loans with interest rates which reset to a stated margin over an index based on yields for one-year U.S. Treasury Securities ("Treasury ARMs"). At March 31, 1997, the Bank had $73.6 million of Treasury ARMs in its residential loan portfolio. The Bank's Treasury ARMs generally establish limits on the amount of the periodic interest rate changes. Decreases or increases in the interest rate on the Treasury ARMs are generally limited to 1% to 2% at any annual adjustment date with a specified cap (typically 6%) over the life of the loan. The Bank's delinquency experience on its ARM residential loans has been similar to its experience on fixed rate residential loans, which management believes to have been historically low compared to industry standards.

        The Bank also makes fixed rate, fully amortizing loans with contractual maturities of up to 30 years. While the Bank does originate fixed rate loans, such loans are, subject to certain threshold amounts, originated for sale in the secondary market. This enables the Bank to satisfy the demand for fixed rate loans in its market area while meeting its asset/liability management goals. The amount of fixed rate loans originated for retention in the portfolio at any particular time is reviewed regularly by management for compliance with the Bank's asset/liability management goals. See "Asset and Liability Management."

        In making residential real estate lending decisions, the Bank evaluates both the borrower's ability to make principal, interest and escrow payments and the value of the property that will secure the loan. The Bank originates residential mortgage loans with loan-to-value ratios of up to 95%. On most mortgage loans exceeding an 80% loan-to-value ratio at the time of origination, the Bank will require private mortgage insurance in an amount intended to reduce the Bank's exposure to 75% or less of the appraised value of the underlying property.

        The Bank's residential first mortgage loans customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. The Bank enforces due-on-sale clauses to the extent permitted under applicable law.

   Commercial Real Estate and Five or More Family Residential Lending

        To enhance the yield of its assets, the Bank originates commercial real estate loans and permanent five or more family residential loans, substantially all of which are short-term loans or have interest rates which are subject to periodic adjustment. Commercial real estate loans made by the Bank include loans secured by retail, warehouse, office and health care related facilities. The five or more family residential loans originated by the Bank generally relate to low rise apartment complexes with 40 or fewer units. At March 31, 1997, $46.6 million, or 20.3%, of the Bank's gross loans receivable consisted of commercial real estate and five or more family residential loans. On that date, the outstanding principal balances on the largest commercial real estate and five or more family residential loans were $3.1 million and $1.9 million, respectively. Substantially all of the Bank's commercial real estate and five or more family residential loans are secured by properties located within 100 miles of the Bank's Oshkosh, Wisconsin headquarters.

        The Bank also has purchased a limited number of participation interests in one-to-four and five or more family residential loans and commercial mortgage loans from other financial institutions in Wisconsin. At March 31, 1997, the Bank had nineteen of such participations aggregating $9.9 million. Substantially all of such participations are secured by property located in Wisconsin.

        Commercial real estate and five or more family residential loans are generally written in amounts of up to 80% of the appraised value of the underlying property. Appraisals on properties securing commercial real estate and five or more family residential loans originated by the Bank are performed by a State of Wisconsin certified or licensed appraiser designated by the Bank at the time the loan is made. In addition, the Bank's underwriting procedures generally require verification of the rate borrowers, personal guarantees are required for all or a portion of commercial real estate or multi-family residential loans. The Bank's formal loan underwriting policies require personal financial statements in connection with commercial real estate and multi-family residential loans. However, management possesses the discretionary authority to waive the requirement relating to personal guarantees, which authority has been exercised in limited cases where management deemed it appropriate.

        Loans secured by commercial real estate and five or more family residential properties generally involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate and five or more family residential properties are often dependent on successful operation or management of the properties, repayment of such loans may be dependent to a greater extent on conditions in the real estate market or the economy.

   Consumer Loans

        Management believes that consumer lending is an attractive component of a balanced loan portfolio, particularly in light of the shorter loan terms and typically higher interest rate yields available with various types of consumer loans. Management also believes that offering consumer loan products helps to expand and create stronger ties to the Bank's customer base. At March 31, 1997, the Bank held $36.0 million of consumer loans in its gross loans receivable portfolio, or 15.7% of said portfolio.

        The Bank offers a variety of secured consumer loans, including home improvement and home equity loans, automobile and recreational vehicle loans and educational loans, as well as loans secured by certificates of deposit and unsecured consumer loans. Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. The Bank offers both open-end and closed-end credit. Open-end credit is extended through home equity lines of credit. This credit line product generally bears interest at a variable rate tied to the prime rate plus a margin.

        In addition, the Bank began buying automobile loans originated at local dealerships (indirect automobile loans) during fiscal 1995.
   Indirect automobile loans are underwritten and approved by Bank management
   prior to buying the loan.   Indirect automobile loan production totaled
   $10.5 million for the fiscal year ended March 31, 1997. Included in the consumer loan portfolio at March 31, 1997 are indirect automobile loans of $13.9 million.

        The underwriting standards employed by the Bank for all consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with his or her existing obligations. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

        Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such case, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such a loan. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (approximately 0.09% of the consumer loan portfolio was delinquent 60 days or more at March 31, 1997), there can be no assurance that the level of delinquencies will not increase in the future.

   Residential Construction Lending

        The Bank makes construction loans to individuals for the construction of their residences and, to a lesser extent, construction loans to builders and developers for the construction of one- to four-family residences and other types of properties and the acquisition of land.

        Construction loans to borrowers may convert to permanent loans at the end of the construction phase, which typically runs not more than six months. These construction loans require the payment of interest only during the construction phase and thereafter have rates and terms which are similar to those of any one- to four-family loan offered by the Bank. The interest rate and loan term is established at the time the construction is complete. At March 31, 1997, the Bank had approximately $13.9 million in gross construction loans. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

        The Bank's construction loan agreements with borrowers generally provide that loan proceeds are disbursed in increments as construction progresses. The amount of each disbursement is based on the construction cost estimate of a qualified inspector. Substantially all construction loans are made within the Bank's primary market area, and undergo the same credit review process as other real estate loans. As a result, the Bank considers the risk of construction loans to be the same as other similar real estate loans.

        Construction and land loans are obtained principally through continued business from builders who have previously borrowed from the Bank as well as walk-in customers and broker referrals. The application process includes a submission to the Bank of accurate plans, specifications, and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the current appraised value of the property to be constructed and/or the costs of construction.

   Origination, Purchase and Sale of Loans

        As a federally-chartered savings institution, the Bank has general authority to make real estate loans secured by properties located throughout the United States. However, at March 31, 1997, substantially all of the Bank's loans receivable were secured by real estate located in its primary market area of East Central Wisconsin.

        The Bank originates real estate and other loans through internal loan production personnel at its offices. Historically, mortgage loans have been originated by the Bank primarily through referrals received from real estate brokers, builders, and customers as well as through refinancing of loans for existing customers.

        The Bank has, from time to time, purchased loans, mortgage-related securities and loan participations to supplement loan originations. Management believes that such loans were underwritten based on standards comparable to those used by the Bank. Although it has no specific plans currently, the Bank may purchase loan participations or pools of loans in the future.

        As a result of consumer demand in the Bank's primary market area for fixed rate mortgage loans in times of relatively low market rates of interest, a majority of the mortgage loans originated by the Bank have historically been long-term fixed rate mortgage loans. Substantially all of such mortgage loans are originated under terms and conditions which will permit their sale in the secondary market. Consistent with its asset/liability management strategy, the Bank sells without recourse a majority of its fixed rate mortgage loan production in the secondary market. It is management's current policy (which is subject to review and adjustment by the Bank's Board of Directors) to sell those marketable 15-, 20- and 30-year fixed rate mortgage loans aggregating in excess of $31.0 million, $9.3 million and $17.2 million, respectively. At March 31, 1997 the Bank held $26.3 million, $8.0 million, and $15.8 million in 15-, 20- and 30-year fixed rate mortgage loans, respectively. To comply with this policy, fixed rate mortgage loans in excess of these amounts are sold without recourse in the secondary market. The Bank's recent sales have been made both through forward sales commitments and through sales contracts entered into after the Bank has committed to fund the loan. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, and limiting the amounts of its uncovered commitments at any one time. The Bank retains servicing rights on the loans that it sells. At March 31, 1997, the Bank was servicing $127.3 million of mortgage loans it originated and subsequently sold in the secondary market. Sale of mortgage loans with servicing retained provides the opportunity for future servicing income and funds for additional lending and other purposes. For the fiscal years ended March 31, 1997, 1996 and 1995, the Bank earned servicing fees of $310,000, $304,000 and $296,000, respectively.

        The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                          Year Ended March 31,
                                      1997        1996          1995
                                         (Dollars in thousands)
   Gross Loans Receivable:
   At beginning of period          $211,109     $192,530      $148,025
                                    -------      -------       -------
   Loan originations:
      One- to four-family            38,421       45,065        29,559
      Five or more family               763        1,023         1,120
      Commercial real estate            706        3,834         5,398
      Construction                   18,603       19,029        18,488
      Consumer                       30,732       24,735        18,652
                                    -------      -------       -------
        Total loans originated       89,225       93,686        73,217
                                    -------      -------       -------
   Loans purchased:
      Five or more family                -            10           860
      Commercial real estate          2,459          950         1,015
                                    -------      -------       -------
        Total loans purchased         2,459          960         1,875
                                    -------      -------       -------
        Total loans originated
          and purchased              91,684       94,646        75,092
   Principal repayments             (55,063)     (49,910)      (34,563)
   Net (increase) decrease in
    loans held for sale               1,891       (4,453)        9,879
   Sales of fixed rate loans        (20,179)     (21,704)       (5,903)
                                    -------      -------       -------
   At end of period                $229,442     $211,109      $192,530
                                    =======      =======       =======


   Delinquencies and Non-Performing Assets

        When a borrower fails to make a required payment on a mortgage loan, the Bank attempts to cure the delinquency by contacting the borrower. A late notice is sent 15 days after the due date and, if necessary, a second written notice follows at the end of the month in which the payment was due. Attempts to contact the borrower by telephone begin approximately 20 days after the payment is due. Attempts to contact the borrower in person increase after the loan reaches the 45th day of delinquency. If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current. Before the 60th day of delinquency, attempts to interview the borrower, preferably face-to-face, are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward the debt, and (iv) a mutually satisfactory arrangement for curing the default.

        The mortgaged premises are inspected to determine physical condition and occupancy status before recommending further servicing action. Such inspection normally takes place before the 60th day of delinquency. No later than 90 days into the delinquency procedure, the Bank notifies the borrower that homeownership counseling is available for eligible homeowners. The notice informs the borrower of counseling provided by non-profit organizations.

        In most cases, delinquencies are cured promptly; however, if the borrower is chronically delinquent and all reasonable means of inducing the borrower to pay on time have been exhausted, foreclosure, deed in lieu of foreclosure, or other liquidation in accordance with the terms of the security agreement and applicable law is initiated. If foreclosed upon, real property is sold at a public sale, and the Bank usually bids on the property to protect its interest.

        Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed property until it is sold. When real property is acquired, it is recorded at the estimated fair value as of the date of acquisition. Subsequently, the foreclosed assets are carried at the lower of the newly established cost or fair value less estimated selling costs. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the improvement of the property are capitalized to the extent of net realizable value.

        When a borrower fails to make a required payment on a consumer loan by the payment due date, the Bank institutes collection procedures which are handled in a generally similar fashion as delinquent mortgage loans, except that initial contacts are made when the account is 10 days past due. Personal contacts are generally made when the loan becomes more than 15 days past due.

        The Board of Directors is informed on a monthly basis as to the status of all mortgage and consumer loans that are delinquent, as well as the status on all loans currently in foreclosure, and properties acquired through foreclosure.

        Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, Office of Thrift Supervision ("OTS") examiners possess the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets exhibit the same weaknesses as Substandard assets, coupled with a high possibility of loss because collection or liquidation in full is questionable in light of currently existing facts, conditions and values. An asset classified as Loss is considered uncollectible and of such limited value that continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving of management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount.
   If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review, at March 31, 1997, on a net basis, the Bank had $195,000 classified as Doubtful. Additionally, assets classified as Special Mention and Substandard totaled $273,000 and $82,000, respectively, at March 31, 1997. There were no loans classified as Loss as of March 31, 1997. Of the assets classified at March 31, 1997, $404,000 were non-performing. As of March 31, 1997, management believes that these asset classifications were consistent with those of the OTS. Management is unaware of any loans not classified where borrowers may have possible credit problems which may lead to the inability to comply with current terms of the loan.

        Non-Performing Assets. Loans are placed on nonaccrual status automatically when either principal or interest is more than 90 days past due or earlier if deemed appropriate by management. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

        The following table sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at the dates indicated. For all dates presented, the Bank had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at terms materially more favorable than those which would be provided to other borrowers) or accruing loans more than 90 days delinquent and, for all dates presented, had no assets foreclosed in-substance. Foreclosed assets include assets acquired in settlement of loans.


                                            March 31,
                           1997      1996      1995     1994      1993
                                      (Dollars in thousands)

   Non-accruing loans:
     One-to four-family    $379      $212      $243      $178       $63
     Five or more family     -         -         -         -         -
     Commercial real estate  -         -         -         -         -
     Consumer and other      25        -         27         8         1
                           ----      ----      ----      ----      ----
        Total               404       212       270       186        64
                           ----      ----      ----      ----      ----
   Foreclosed assets:
     One- to four-family     -         -         -         -        154
     Five or more family     -         -         -         -         -
     Commercial real estate  -         -         -         -         -
     Repossessed assets      -        22         -         -         -
                           ----      ----      ----      ----      ----
        Total                -        22         -         -        154
                           ----      ----      ----      ----      ----
   Total non-performing
    assets                 $404      $234      $270      $186      $218
                           ====      ====      ====      ====      ====
   Total non-performing
    assets as a percentage
    of total assets        0.15%     0.09%     0.11%     0.09%     0.12%
                           ====      ====      ====      ====      ====


   For the years ended March 31, 1997 and 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms is as follows:

                                          Year Ended March 31
                                       1997                1996
                                        (Dollars in thousands)

   Interest income that would have
     been recorded under original
     terms                              $37                 $10
   Interest income recorded
    during the period                   (18)                 (9)
                                       ----                ----
   Interest forgone                     $19                  $1
                                       ====                ====

        Management has considered the Bank's non-performing, classified, and Special Mention assets as well as the overall risk profile of its loan portfolio, expected economic conditions and industry trends in establishing its allowance for losses on loans. As of March 31, 1997, there were no specific allowances on these assets. As a result of charge-offs, to the extent necessary, the Bank's related loans and foreclosed property balances are carried at an amount not greater than the property's estimated fair value less estimated selling costs.

        Allowance for Loan Losses Analysis. The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                        Year Ended March 31,
                             1997      1996      1995      1994      1993
                                        (Dollars in thousands)
   Allowance at beginning
    of period              $1,075      $875      $840      $771      $483
   Provision for loan
    losses                    350       200        36        78       397
   Charge-offs:
     Residential real
       estate                  -         -         -         (6)     (109)
     Consumer                 (20)       -         (1)       (3)       -
                          -------   -------   -------   -------   -------
        Total charge-offs     (20)       -         (1)       (9)     (109)
                          -------   -------   -------   -------   -------
   Recoveries:
     Residential real
      estate                   -         -         -         -         -
     Consumer                  -         -         -         -         -
                          -------   -------   -------   -------   -------
        Total recoveries       -         -         -         -         -
                          -------   -------   -------   -------   -------
        Net charge-offs       (20)       -         (1)       (9)     (109)
                          -------   -------   -------   -------   -------
   Allowance at end
    of period              $1,405    $1,075      $875      $840      $771
                          =======   =======   =======   =======   =======

   Ratio of net charge-offs
    during the period to
    average loans
    outstanding during
    the period              0.01%       - %       - %     0.01%     0.08%
                          =======   =======   =======   =======   =======

   Ratio of allowance for
    loan losses to total
    net loans and foreclosed
    properties at end of
    period                  0.63%     0.51%     0.47%     0.59%     0.62%
                          =======   =======   =======   =======   =======


        While management believes that the allowances are adequate and that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Note 5 of the Notes to the Corporation's Consolidated Financial Statements included in Part II, Item 8 of this document, which Note is incorporated herein by reference.

        The distribution of the Bank's allowance for losses on loans and real estate owned at the dates indicated is summarized as follows:


                                                                March 31,
                                 1997                             1996                               1995
                    Allowance   Total     Percent   Allowance     Total      Percent    Allowance    Total     Percent
                    for loan     loan     of total   for loan     loan      of total    for loan     loan      of total
                     losses    balances    loans      losses    balances      loans      losses    balances     loans
                                                         (Dollars in thousands)
   Real Estate:
     One- to four-
      family          $495    $132,985      57.96%      $438    $127,426       60.36%     $382      $127,172     66.05%
     Five or more
      family           113      12,379       5.40        101      13,275        6.29        99        11,346      5.89
     Commercial        365      34,183      14.90        296      28,636       13.56       228        25,512     13.25
     Construction       -       13,885       6.05         -       13,381        6.34        -          7,715      4.01
   Consumer Loans      342      36,010      15.69        235      28,391       13.45       160        20,785     10.80
   Unallocated          90          -           -          5          -           -          6            -         -
                   -------     -------    -------    -------     -------     -------   -------       -------  --------
       Total        $1,405    $229,442     100.00%    $1,075    $211,109      100.00%     $875      $192,530    100.00%
                   =======     =======    =======    =======     =======     =======   =======       =======  ========

                                              March 31,
                                 1994                             1993
                    Allowance   Total     Percent   Allowance     Total      Percent
                    for loan     loan     of total   for loan     loan      of total
                     losses    balances    loans      losses    balances      loans
                                         (Dollars in thousands)
   Real Estate:
     One- to four-
      family          $343    $102,145      69.01%      $350     $91,475       72.23%
     Five or more
      family            60      10,016       6.77         45       7,488        5.91
     Commercial        346      17,395      11.75        275      15,735       12.42
     Construction       -        6,717       4.54         -        2,849        2.25
   Consumer Loans       64      11,752       7.94         45       9,094        7.18
   Unallocated          27          -          -          56          -           -
                   -------     -------    -------    -------     -------      ------
       Total          $840    $148,025     100.00%      $771    $126,641      100.00%
                   =======     =======    =======    =======     =======      ======

   Investment Activities

        The Corporation and the Bank have purchased mortgage-related securities to supplement the Bank's loan production, including collateralized mortgage obligations ("CMOs"), real estate mortgage investment conduits ("REMICs") and other mortgage-related securities insured or guaranteed by either the Governmental National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Investment decisions on mortgage-related securities are made based on management's review of the structure of the proposed investment, the expected prepayments of the mortgages underlying the investment and the Corporation's specific investment needs. As of March 31, 1997, the Corporation and the Bank held $22.9 million in mortgage-related securities, of which $6.4 million were classified as available for sale and $16.5 million were classified as held to maturity. The Corporation and the Bank anticipate that they will continue to invest in mortgage-related securities in the future.

        As a part of their asset/liability management strategy, the Corporation and the Bank have also invested in high quality short- and intermediate-term investments, including interest-bearing deposits and U.S. government and government agency-backed securities. At March 31, 1997, the Corporation on a consolidated basis held $4.2 million in interest-bearing deposits and $9.0 million of such securities. The Corporation and the Bank have not made any investments in corporate bonds or mutual funds although, depending upon market conditions, they may do so in the future. As a borrower of funds from the Federal Home Loan Bank ("FHLB") of Chicago, the Bank is required to purchase and maintain stock in the FHLB of Chicago.

        At the time of purchase, the Corporation classifies its investment securities, including mortgage-related securities, as held for investment or available for sale depending on the intention of management on how the security will be used in the asset/liability management process.

        The following table sets forth the composition of the Corporation's consolidated investment portfolio (including FHLB of Chicago stock) at the dates indicated.

                                                                 March 31,
                                             1997                  1996                      1995
                                     Book          % of       Book        % of       Book            % of
                                     Value        Total      Value       Total       Value           Total
                                                          (Dollars in thousands)

   Securities Held to Maturity:
     U.S. government securities     $2,996         10.41%    $6,986      20.32%     $11,993         29.56%
     U.S. agency securities          5,999         20.85         -          -            -             -
     Mortgage-related securities    16,531         57.46     17,850      72.13       26,348         64.93
                                   -------       -------    -------    -------      -------        ------
     Subtotal                       25,526         88.72     24,836      92.45       38,341         94.49
     FHLB stock                      3,245         11.28      2,595       7.55        2,235          5.51
                                   -------       -------    -------    -------      -------        ------
     Total securities held to
        maturity and FHLB stock    $28,771        100.00%   $27,431     100.00%     $40,576        100.00%
                                   =======       =======    =======    =======      =======        ======
   Securities Available for Sale:
     Mortgage-related securities    $6,363        100.00%    $6,906     100.00%     $    -             - %
                                   =======       =======    =======    =======      =======        ======


        The composition and contractual maturities as of March 31, 1997 of the investment securities portfolio, excluding the FHLB stock, are indicated in the following table.

                                                                                March 31, 1997
                                    Less than               One to                 Five to                  Over ten
                                    one year              five years              ten years                   years
                                Amount    Yield (1)   Amount      Yield (1)   Amount      Yield (1)     Amount    Yield (1)
                                                                      (Dollars in thousands)
   Investment securities
    held to maturity
       - amortized cost         $2,996      5.38%     $5,999         6.09%        -            -          -          -
       - market value            2,989                 5,964                      -                       -

   Mortgage-related securities
     available for sale (2)
       - amortized cost             -         -           -            -          -            -      $6,490      6.17%
       - market value               -                     -                       -                    6,363

   Mortgage-related securities
     held to maturity (2)
       - amortized cost             -          -         388         8.50       $344         7.88%    15,799      6.64
       - market value               -                    388                     348                  15,877


                                              Total
                                  Amortized              Market
                                    cost                  value

   Investment securities held to
     maturity
       - amortized cost             $8,995
       - market value                                    $8,953

   Mortgage-related securities
     available for sale (2)
       - amortized cost              6,490
       - market value                                     6,363

   Mortgage-related securities
     held to maturity (2)
       - amortized cost             16,531
       - market value                                    16,613
                                   -------              -------
                                   $32,016              $31,929
                                   =======              =======

     (1) Represents the weighted average yield.

     (2) Maturities for mortgage-related securities are final maturity dates; payments are received on a monthly basis and expected life is much shorter.


   Sources of Funds

        General. Deposit accounts and borrowed funds have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from borrowings from the FHLB of Chicago, loan repayments, the sale of fixed rate mortgage loans, earnings on investments and cash flows generated from operations. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and the related cost of such funds typically are varied. Other sources of funds available include reverse repurchase agreements.

        Deposit Accounts. The Bank attracts both short-term and long-term deposits from its primary market area by offering a wide assortment of accounts and rates. The Bank offers regular savings accounts, NOW accounts, "money market" accounts, fixed interest rate certificate accounts with varying maturities, and individual retirement accounts.

        Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. The Bank has not actively sought deposits outside of its primary market area, although it may do so in the future.

        In setting rates, the Bank regularly evaluates (i) its internal costs of funds, (ii) the rates offered by competing institutions, (iii) its investment and lending opportunities and (iv) its liquidity position. To decrease the volatility of its deposit accounts, the Bank imposes penalties on early withdrawals on its certificate accounts. The Bank does not currently have any brokered deposits, but may consider accepting or soliciting such deposit accounts in the future.

        The following table sets forth the balances of deposit accounts in the various types of deposit programs offered by the Bank at the dates indicated.


                                                                     March 31,
                                         1997                          1996                          1995

                                       Weighted                      Weighted                      Weighted
                                        Average   Percent             Average   Percent             Average   Percent
                                        Nominal     of                Nominal     of                Nominal      of
                              Amount     Rate      Total    Amount     Rate      Total    Amount     Rate      Total
                                                              (Dollars in thousands)
   NOW accounts:
      Non-interest-bearing   $2,967        - %     1.94%   $2,591        - %     1.72%    $1,626        - %     1.13%
      Interest bearing        9,235      1.61      6.03     8,484      1.61      5.61      7,865      1.85      5.47
   Regular savings accounts  17,593      2.73     11.49    18,896      2.73     12.50     20,275      2.94     14.10
   Money market accounts     17,588      3.98     11.48    17,703      3.82     11.72     16,706      4.09     11.61
   Certificate accounts     105,780      6.08     69.06   103,441      5.95     68.45     97,379      5.79     67.69
                            -------     -----    ------   -------    ------    ------    -------     -----    ------
   Total deposit accounts  $153,163      5.07%   100.00% $151,115      4.95%   100.00%  $143,851      4.91%   100.00%
                            =======     =====    ======   =======    ======    ======    =======     =====    ======

        At March 31, 1997, certificate accounts of $100,000 or more amounted to $10.5 million.

   The following table indicates the amount of the certificate accounts of $100,000 or greater by time remaining until maturity as of March 31, 1997.

                                        Certificate
      Maturity Period                     Accounts
                                   (Dollars in thousands)

      Three months or less         $          3,681
      Four through six months                 2,016
      Seven through twelve months             2,862
      Over twelve months                      1,966
                                           --------
      Total                        $         10,525
                                           ========


   For additional information regarding the composition of the Bank's deposit accounts, see Note 8 of the Notes to the Corporation's Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data, which Note is incorporated herein by reference.

        Borrowed Funds. The Bank's other available sources of funds include notes payable to the FHLB of Chicago and collateralized borrowings, both of which are analyzed as part of the Bank's asset/liability management program. As a member of the FHLB of Chicago, the Bank is authorized to apply for borrowings from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these borrowings, as well as limitations on the amount and repayment provisions. The borrowings are secured by capital stock of the FHLB of Chicago which is owned by the Bank, as well as certain of the Bank's real estate loans. At March 31, 1997, the Bank had $64.9 million of outstanding borrowings from the FHLB of Chicago. Of this amount, $18.1 million was on the Bank's open line of credit and $46.8 million was in term borrowings. For additional information on borrowed funds, see Note 9 of the Notes to the Corporation's Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data, which note is incoporated herein by reference. The following table sets forth information with respect to the borrowing of the Bank.

                                                    March 31,
                                        1997          1996           1995
                                             (Dollars in thousands)

   FHLB advances:
      Average balance
       outstanding (1)               $56,188       $39,120        $24,818
      Maximum amount outstanding
       at any month-end during
       the period                     64,900        51,900         44,200
      Balance outstanding at
       end of period                  64,900        51,900         42,400
      Average interest rate during
       the period                       5.56%         6.08%          5.70%
      Weighted-average interest rate
       at the end of period             5.59%         5.47%          6.48%

   (1)  Calculated using monthly average balances


   Subsidiary Activities

        As a federally-chartered savings bank, the Bank may invest up to 2% of its assets in capital stock and paid in surplus of, and secured or unsecured loans to, subsidiary corporations or service corporations (plus an additional 1%, if for community purposes). The Bank has two subsidiaries, Fox Cities Financial Services, Inc. and Fox Cities Investments, Inc. Fox Cities Financial Services, Inc., which was incorporated in 1956 under the laws of the State of Wisconsin, had total assets of $428,000 at March 31, 1997. The Bank's equity investment in Fox Cities Financial Services, Inc. at March 31, 1997 was $406,000. For the year ended March 31, 1997, Fox Cities Financial Services, Inc. recorded net income of $82,000. Its principal activity is the sale of insurance and investment products, as well as tax deferred annuities.

        Fox Cities Financial Services, Inc. also holds a 50% limited partnership interest in a 37-unit apartment complex providing housing for low/moderate income and elderly persons in Menasha, Wisconsin. The limited partnership interest was acquired by the Bank in 1989 and transferred to Fox Cities Financial Services, Inc. in 1992 to comply with the provisions of FIRREA. The investment was analyzed at the time of purchase to determine the project's prospects for success. The project has a positive cash flow, although it reports an annual net loss due to depreciation expenses. The project remains an attractive investment, however, because of the availability of an annual tax credit of approximately $70,000 through 1999. Fox Cities Financial Services, Inc.'s aggregate investment in the apartment project at March 31, 1997 was $181,000.

        Fox Cities Investments, Inc. was incorporated in the State of Nevada in December, 1995 and commenced operations in February, 1996. The purpose of the subsidiary is to hold and manage a portfolio of investment securities. Fox Cities Investments, Inc. was capitalized by transferring mortgage-related securities of $16.3 million and cash of $6,000 from the Bank to the subsidiary. The subsidiary's employees and operations are located in Nevada. Its Board of Directors is comprised of one employee of the subsidiary and two executive officers of the Bank. As of March 31, 1997, Fox Cities Investments, Inc. had assets totaling $16.5 million and net income for the year ended March 31, 1997 of $685,000.

   Competition

        The Bank faces strong competition both in originating real estate loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, credit unions, commercial banks and mortgage banking firms that also make loans secured by real estate located in the Bank's primary market area. The Bank competes for real estate loans principally on the basis of the interest rates and loan fees it charges, the types of loans it originates, the quality of services it provides to borrowers and its planned retention of servicing.

        The Bank also faces substantial competition in attracting deposits from other savings institutions, commercial banks, securities firms, money market and mutual funds, credit unions and other investment vehicles. The ability of the Bank to attract and retain deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors as to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and a customer-oriented staff.

        The authority to offer "money market" deposits, as well as expanded lending and other powers authorized for savings institutions by federal legislation, has resulted in increased competition for both deposits and loans between savings institutions and other financial institutions such as commercial banks.

   Employees

        At March 31, 1997, the Bank had a total of 66 full time equivalent employees. None of the Bank's employees is represented by any collective bargaining group. Management considers its employee relations to be good.

                                 REGULATION

   General

        The Bank is a federally-chartered savings institution, the deposits of which are federally insured (up to applicable regulatory limits) by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Bank is subject to broad federal regulation and oversight extending to all aspects of its operations. The Bank's primary federal regulator is the Office of Thrift Supervision ("OTS"). The Bank is a member of the Federal Home Loan Bank of Chicago ("FHLB Chicago") and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of the Bank, the Corporation also is subject to regulation by the OTS.

   Federal Regulation of Savings Banks

        The OTS has extensive regulatory and supervisory authority over the operations of all insured savings institutions, including the Bank. This regulation and supervision establishes a comprehensive framework of activities in which the Bank can engage and is intended primarily for the protection of the deposit insurance fund and depositors. It also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the laws and regulations governing the operations of the Bank could have an adverse impact on the Bank and its operations.

        The OTS also has enforcement authority over all savings institutions and their holding companies, including the Bank and the Corporation, and their affiliated parties. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws or regulations or for unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

        The Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. When these examinations are conducted, the examiners may, among other things, require the Bank to provide for higher general or specific loan loss allowances or write down the value of certain assets. The last regular examination of the Bank by the OTS was in September, 1996 and the last examination by the FDIC was in January, 1992.

        The OTS assesses all savings institutions to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon a savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest Quarterly Thrift Financial Report. The Bank's OTS assessment for the six-month period ended December 31, 1996 was $36,163 (based upon the Bank's assets as of September 30, 1996 of $267.7 million and the current OTS assessment rate).

   Recent Federal Legislative Developments

        Deposits of the Bank are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The FDIC also maintains the Bank Insurance Fund ("BIF"), which primarily insures the deposits of commercial banks (and some state savings banks). Applicable law requires that the SAIF and BIF each achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25%. The BIF reached this 1.25% reserve level in 1995, and the FDIC thereafter reduced BIF premiums for most banks. As a result of such reduction, the highest-rated BIF-insured institutions pay the statutory annual minimum of $2,000 for FDIC insurance. Premium rates for other BIF-insured institutions currently range from $0.03 to $0.27 per $100 of deposits.

        Prior to September 30, 1996, SAIF-member institutions paid deposit insurance premiums based on a schedule of $0.23 to $0.31 per $100 of deposits, creating a substantial disparity between SAIF and BIF deposit insurance premiums. On September 30, 1996 President Clinton signed into law the Deposit Insurance Funds Act of 1996 (the "1996 Deposit Insurance Act") which, among other things, provided for the recapitalization of the SAIF through a one-time special assessment of approximately 65.7 basis points on the amount of deposits held by each SAIF-insured institution as of March 31, 1995. The one-time special assessment payable by the Bank as of September 30, 1996, was $970,000.

        As a result of the recapitalization of the SAIF by the special assessment, SAIF insurance premiums have been substantially reduced, effective as of January 1, 1997, with the highest rated SAIF-insured institutions, such as the Bank, paying the statutory minimum of $2,000 plus 6.4 basis points for payment of the FICO obligations referenced below, thereby eliminating the disparity between the premiums paid by SAIF and BIF members of equivalent rating (except for the differential in the FICO portion of the premiums as described below).

        The 1996 Deposit Insurance Act also provided for full pro rata sharing by SAIF and BIF institutions, beginning no later than January 1, 2000, of the debt service obligation on bonds issued by the federally chartered Financing Corporation ("FICO") to fund the thrift rescue plan of the late 1980's, and until such time the premiums for BIF and SAIF will include a portion for FICO bond debt service of 1.3 and 6.4 basis points, for BIF and SAIF respectively, beginning January 1, 1997. The 1996 Deposit Insurance Act further provides that the BIF and SAIF will be merged on January 1, 1999 if bank and savings association charters are merged into a single federal charter by that date, in which case full pro-rata sharing of the FICO obligation will commence on that date.

        In addition, on August 1, 1996, legislation was enacted to repeal the special bad debt deduction for federal income tax purposes that had been available for qualifying thrifts, such as the Bank, although the balance of a thrift's bad debt reserves as of the close of its last taxable year beginning prior to January 1, 1988 were exempted so that such balance need not be taken into income by affected thrifts. Such repeal of the bad debt deduction may result, on an ongoing basis, in an increase in the Bank's federal income tax liability and potentially its Wisconsin state tax liability as well. Management does not believe, however, that such repeal will have a material effect on the Bank's operations or its ability to compete in the financial services industry.

   Business Activities

        The activities of savings associations are governed by the Home Owner's Loan Act of 1933, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act"). The HOLA and the FDI Act were amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FIRREA and FDICIA contain provisions affecting numerous aspects of the operations and regulation of federally-insured savings institutions and empower the OTS and the FDIC, among other agencies, to promulgate regulations implementing the provisions thereof.

        The federal banking statutes as amended by FIRREA and FDICIA (1) restrict the solicitation of brokered deposits by troubled savings associations that are not well-capitalized, (2) prohibit the acquisition of any corporate debt security that is not rated in one of the four highest rating categories, (3) restrict the aggregate amount of loans secured by non-residential real property to 400% of capital, (4) permit savings and loan holding companies to acquire up to 5% of the voting shares of non-subsidiary savings associations or savings and loan holding companies without prior approval, (5) permit bank holding companies to acquire healthy savings associations, and (6) require the federal banking agencies to establish, by regulation, standards for extension of credit secured by real estate lending. Under HOLA, the Bank does have the authority to make (i) non-conforming loans (loans in excess of the specific limitations of HOLA) not exceeding 5.0% of its total assets, and
   (ii) construction loans without security for the purpose of financing what is expected to be residential property not to exceed, in the aggregate, the greater of total capital or 5.0% of its total assets. To assure repayment of such loans, the Bank relies substantially on the borrower's general credit standing, personal guarantees and projected future income on the properties. No loans have been made by the Bank pursuant to this authority.

   Brokered Deposits; Interest Rate Limitations

        FDIC regulations promulgated under FDICIA govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. "Adequately capitalized" institutions may apply for a waiver by letter to the FDIC. An institution that is not "well capitalized," even if meeting minimum capital requirements, may not solicit brokered or other deposits by offering interest rates that are significantly higher than the relevant local or national rate as determined under the regulations. The Bank meets the definition of a "well capitalized" institution and, therefore, may accept brokered deposits without restriction. At March 31, 1997, the Bank had no brokered deposits.

   Uniform Lending Standards

        Under FDICIA, federal bank regulators are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under current regulations, savings institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by federal bank regulators.

   Standards for Safety and Soundness

        As required by FDICIA and subsequently amended by the Riegle Community Development and Regulatory Improvement Act of 1994, the OTS and other federal banking regulators have adopted interagency guidelines establishing standards for safety and soundness for depository institutions on matters such as internal controls and audit systems, loan documentation, credit underwriting, interest-rate risk exposure, asset growth, asset quality, earnings and compensation and other benefits. The agencies may request a compliance plan from any institution which fails to meet one or more of the standards.

   Branching by Federally Chartered Banks

        OTS rules permit nationwide branching by federally chartered savings institutions to the extent permitted by federal statute, subject to OTS supervisory clearance. This permits institutions with interstate networks to diversify their loan portfolios and lines of business. OTS authority preempts any state law purporting to regulate branching by federal savings institutions. However, subject to certain exceptions, federal law continues to prohibit branching which would result in formation of a multiple savings and loan holding company controlling savings institutions in more than one state, unless the statutory law of the additional state specifically authorizes acquisition of its state-chartered institutions by state-chartered institutions or their holding companies in the state where the acquiring institution or holding company is located.

   Insurance of Accounts and Regulation by the FDIC

        The Bank is a member of the SAIF deposit insurance fund of the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. In its capacity as an insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC- insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious risk to the FDIC. Under the FDI Act and FIDICIA, the FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate an institution's deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. Management does not know of any practice, condition or violation of the Bank that could lead to termination of deposit insurance for the accounts of the Bank.

        FDICIA required the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine assessment risk classifications and assessed insurance premiums based upon their level of capital and supervisory evaluation. The FDIC assigns an institution to one of three capital categories consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The 1996 Deposit Insurance Act described above imposed a one time assessment (approximately .657% of SAIF deposits as of March 31, 1995) on SAIF insured institutions such as the Bank in order to cause the SAIF to achieve the designated reserve ratio of 1.25% of SAIF insured deposits. See "Recent Federal Legislative Developments" above.

        As of March 31, 1997, the Bank had an aggregate of $157.6 million of deposit accounts covered by deposit insurance and was classified as well capitalized and healthy. For the fiscal year ended on such date, the Bank paid an annual insurance premium of .23% of deposits for the first nine months and thereafter, commencing as of January 1, 1997, the insurance premium rate for the Bank and the other most highly rated SAIF institutions was reduced (pursuant to the 1996 Deposit Insurance Act) to the statutory minimum premium of $2,000 (plus .064% of deposits for payment of the FICO obligations).

        On October 5, 1994 the FDIC issued an "Advance Notice of Proposed Rulemaking" pursuant to which the FDIC is soliciting comments on whether the deposit-insurance assessment base currently provided for in the FDIC's assessment regulations should be redefined. Under current law insurance premiums paid to the FDIC are calculated by multiplying the institution's assessment base (which equals total domestic deposits, as adjusted for certain elements) by its assessment rate. Based on the risk-based deposit insurance system, developments in the financial services industry, changes in the activities of depository institutions and other factors, the FDIC seeks comments on whether the assessment base should be redefined. The FDIC has stated that review of the definition of "assessment base" does not signal any intent to change the total dollar amount of assessments collected, but that such redefinition may impact the assessments paid on an institution-by-institution basis. Until final regulations are adopted affecting the definition of an institution's assessment base, management of the Corporation cannot predict what impact such regulation may have on Bank operations.

   Regulatory Capital Requirements

        Federally-insured savings institutions, such as the Bank, are required to maintain certain minimum levels of regulatory capital. The OTS has established three different capital standards: (i) a 1.5% "tangible capital" standard; (ii) a 3% "leverage ratio" (or core capital ratio); and (iii) an 8% "risk-based capital" standard. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Savings institutions must meet all of the standards in order to comply with the capital requirements.

        The following table summarizes the Bank's capital ratios and the ratios required by federal regulations at March 31, 1997:

                                                                      Risk-
                                        Tangible        Core          Based
                                        Capital        Capital       Capital
                                               (Dollars in thousands)

      Bank's regulatory percentage       14.12%        14.12%          24.23%
      Required regulatory percentage      1.50          3.00            8.00
                                         -----         -----           -----
      Excess regulatory percentage       12.62%        11.12%          16.23%
                                         =====         =====           =====
      Bank's regulatory capital        $38,030       $38,030         $39,522
      Required regulatory capital        4,039         8,077          13,050
                                        ------        ------          ------
      Excess regulatory capital        $33,991       $29,953         $26,472
                                        ======        ======          ======

        The capital standards established by the OTS require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity (including retained earnings) and certain noncumulative perpetual preferred stock and related surplus, less equity and debt investments in subsidiaries which are not "includable" subsidiaries. For this purpose all subsidiaries engaged solely in activities permissible for national banks or engaged solely in mortgage banking or in certain other activities solely as agent for its customers are "includable" subsidiaries. The Bank's wholly-owned subsidiary, Fox Cities Investments, Inc., is an includable subsidiary.
   The Bank's other wholly-owned subsidiary, Fox Cities Financial Services, Inc., is not an includable subsidiary and, accordingly, its assets are not included in the Bank's assets and capital for purposes of determining the
   Bank's regulatory capital.   In addition, all intangible assets, other
   than a limited amount of mortgage servicing rights, must be deducted from tangible capital. At March 31, 1997, the Bank did not have any intangible assets subject to deduction under this requirement.

        The OTS capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including mortgage servicing rights and purchased credit card relationships (subject to certain valuation and other percentage limitations). As a result of the prompt corrective action provisions of FDICIA and OTS regulations thereunder discussed below, however, a savings association must maintain a corecapital ratio of at least 4% to be considered adequately capitalized unless it is rated a composite 1 (the highest rating) under the "CAMELS" rating system for savings institutions, in which case it is allowed to maintain a 3% core capital ratio. At March 31, 1997, the Bank had no purchased credit card relationships or mortgage servicing rights included in core capital.

        The OTS risk-based capital standard requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital (subject to certain exclusions described below) and supplementary capital, minus the amount of its interest rate risk ("IRR") component discussed below. Supplementary capital consists of certain types of subordinated debt, certain nonwithdrawable accounts and certain other capital instruments that do not qualify as core capital and a portion of an institution's general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.
   Supplementary capital may be used to satisfy the risk-based requirement only up to the amount of core capital. At March 31, 1997, the Bank had not issued any capital instruments that qualified as supplementary capital and had $1.4 million of general valuation loan and lease loss allowances included in supplementary capital.

        Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. At March 31, 1997, the Bank had no such investments which were required to be excluded.

        In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight ranging from 0% to 100%, as assigned by the OTS capital regulation, based on the risks OTS believes are inherent in the type of asset.

        A savings association whose measured interest rate risk (IRR) exposure exceeds 2% must deduct an IRR component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. The IRR component is an amount equal to the product of (i) 50% of the difference between its measured interest-rate risk exposure and 2%, multiplied by (ii) the estimated economic value of its total assets. This exposure is a measure of the potential decline in the Net Portfolio Value ("NPV") of a savings institution that would result from a hypothetical 200 basis point increase or decrease (except when the 3-month Treasury bond equivalent yield is less than 4%, in which case the decrease will be one-half such Treasury rate) in market interest rates (whichever results in a lower NPV) divided by the estimated economic value of assets (calculated in accordance with certain OTS guidelines). The OTS will calculate changes in an institution's NPV from data submitted by the institution in a schedule to its Quarterly Thrift Financial Report. Net Portfolio Value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. Management does not expect this rule to have a material impact of the Bank.

        Pursuant to FDICIA, in December of 1994 the federal banking agencies, including the OTS, also adopted final regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities, as well as an institution's ability to monitor and control such risks. While no quantitative measure will be generally applicable, the OTS is given authority to require individual institutions to maintain higher capital levels than those required under the quantitative tests described above, based upon such institution's particular concentration of credit risk and risks arising from nontraditional activities, as identified by OTS from time to time. Management does not believe that the Bank has any concentrations of credit or is engaged in any non-traditional activities which in either case are likely to cause the OTS to require the Bank to maintain additional capital under this regulation.

   Prompt Corrective Action Requirements

        FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. FDICIA establishes the following 5 capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized." Generally, subject to narrow exceptions, FDICIA requires federal bank regulators to appoint a receiver or conservator for an institution that is critically undercapitalized and prohibits such institution from making any payment of principal or interest on its subordinated debt. FDICIA authorizes federal bank regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that ratio to be no less than 2% of total assets.

        Under OTS regulations, an institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or (generally) a leverage ratio of less than 4%. An institution which has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% is deemed to be "significantly undercapitalized", and an institution which has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2% is deemed to be "critically undercapitalized".
   In addition, the OTS is effectively authorized to downgrade an institution to a lower capital category than the institution's capital ratios would otherwise indicate, based upon safety and soundness considerations, such as when the institution has received a less-than-satisfactory examination rating for asset quality, management, earnings or liquidity under the OTS's "CAMELS" rating system for savings institutions.

        Subject to limited exceptions, savings institutions are prohibited from declaring dividends, making any other capital distribution or paying management fees to controlling persons if, after giving effect thereto, the institution would be undercapitalized. Undercapitalized institutions are also subject to certain mandatory supervisory actions, including increased monitoring, required capital restoration planning and restricted growth, and acquisition and branching restrictions. Significantly and critically undercapitalized institutions face even more severe restrictions.

        At March 31, 1997, the Bank was "well capitalized" as defined under the OTS regulations and, accordingly, was not subject to the foregoing limitations and restrictions placed upon undercapitalized institutions.

   Limitations on Dividends and Other Capital Distributions

        OTS regulations impose various restrictions and requirements on savings institutions with respect to their ability to pay dividends or make other capital distributions (such as stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account).

        The OTS utilizes a three-tiered approach to permit savings institutions, based on their capital level and supervisory condition, to make capital distributions. Generally, an institution that before and after the proposed distribution meets or exceeds its "fully phased in capital requirements" (a "Tier 1 institution") and has not been informed by OTS that it is in need of more than normal supervision, may, after 30 days prior notice to but without the approval of the OTS, make capital distributions during any calendar year equal to the higher of (a) 100% of its net income for the year-to-date plus the amount that would reduce by 50% its "surplus capital ratio" (the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets) at the beginning of the calendar year or
   (b) 75% of its net income over the most recent four-quarter period. Any additional capital distributions would require prior regulatory approval. The Bank currently meets the requirements for a Tier 1 institution and has not been notified of a need for more than normal supervision. In the event the Bank were to fail to satisfy such standards, its ability to make capital distributions would be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their current minimum capital requirements but do not meet their fully phased-in capital requirements, may make capital distributions up to 75% of their net income for the most recent four-quarter period after notice is given to the OTS and no objection is made by the OTS within a 30-day period. Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, that propose to make a capital distribution, and Tier 1 and Tier 2 institutions which propose to make a capital distribution in excess of the noted safe harbor levels described above, must obtain OTS approval prior to making such a distribution.

   Liquidity

        Each savings institution, including the Bank, is required to maintain an average daily balance of liquid assets for each calendar month equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and short-term borrowings for the immediately preceding calendar month. This average liquidity requirement may be changed from time to time by the OTS (between 4% and 10%), depending upon economic conditions and deposit flows of all savings institutions. At the present time, the minimum average liquidity requirement is 5%. In addition, the average daily balance of short term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) must currently constitute at least 1% of an institution's average daily balance of net withdrawable deposit accounts and current borrowings for the preceding calendar month. Monetary penalties may be imposed for a violation of either liquidity ratio requirement. At March 31, 1997, the Bank was in compliance with both liquidity requirements, with an average liquidity ratio of 5.16% and a short-term liquidity ratio of 2.67%.

   Qualified Thrift Lender Test

        All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to maintain at least 65% of its portfolio assets (which consist of total assets less (i) intangibles, (ii) properties used to conduct the savings institution's business and (iii) liquid assets no exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As of March 31, 1997, the Bank was in compliance with the QTL requirements.

        Generally, qualified thrift investments consist of loans to purchase, construct or improve residential housing, home equity loans and mortgage-related securities secured by residential housing, small business loans, credit card loans and student loans, as well as certain obligations of the FDIC and stock in any Federal Home Loan Bank. Certain other loans and investments may be included up to a maximum aggregate limit of 20% of portfolio assets.

        Any savings institution that fails to meet the QTL test must either convert to a national bank charter (and pay the applicable exit and entrance fees involved in converting from one insurance fund to another) or become subject to numerous operating restrictions.

   Loans-to-One-Borrower Limit

        Under the HOLA, savings associations are subject to maximum loans-to-one- borrower limits applicable to national banks. In general, a savings institution may make loans-to-one- borrower in an amount up to the greater of $500,000 or 15% of the institution's unimpaired capital and unimpaired surplus (plus an additional 10% of its unimpaired capital and unimpaired surplus for loans fully secured by certain readily marketable collateral). At March 31, 1997, the Bank's lending limit for loans-to-one-borrower not fully secured by marketable collateral was $5.7 million. Under the HOLA, a broader limitation (the lesser of $30 million or 30% of unimpaired capital and unimpaired surplus) is provided under certain circumstances and subject to OTS approval, for loans to develop domestic residential housing units. In addition, under HOLA as limited by OTS regulation, a savings institution may provide purchase money mortgage financing in connection with the sale by it of real property acquired in satisfaction of debts previously contracted in good faith without regard to the loans-to-one-borrower limitation provided that no new funds are advanced and the institution is not placed in a more detrimental position than if it had held the property. The Bank is in compliance with these loans-to-one-borrower limitations.

   Transactions with Affiliates; Loans to Insiders

        Transactions between savings institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. With certain limited exceptions, an affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B
   (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates of 20% of capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (a) loan or otherwise extend credit to an affiliate, except for an affiliate which engages only in activities which are permissible for bank holding companies, or (b) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by savings institutions to executive officers, directors and principal stockholders of the institution and their related interests ("insiders"). Under Section 22(h), loans to an insider of a savings institution (other than a shareholder of which the savings institution is a subsidiary) or to a director, executive officer or greater than 10% shareholder of the company that controls the savings institution, and certain affiliated interests of any such person, may not exceed, together with all other outstanding loans to such person and affiliated interests of such person, the institution's loans-to-one-borrower limit. Section 22(h) also requires that loans to insiders be made on substantially the same terms offered in, and applying underwriting policies and procedures no less stringent than those applied to, comparable transactions with persons who are not insiders or employees and requires prior approval of a majority of the institution's board (with the interested party abstaining) for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders, and directors, executive officers and greater than 10% shareholders of a company that controls the savings institution and their related interests, cannot exceed the institution's unimpaired capital and surplus.

   Federal Reserve System

        Regulation D of the Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, (primarily checking, NOW and certain other accounts that permit payments or transfers to third parties) and non-personal time deposits (including certain money market deposit accounts). These reserve levels are subject to adjustment from time to time by the Federal Reserve Board. At March 31, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.
   See "Liquidity."

        Federal Home Loan Bank System members such as the Bank are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

   Federal Home Loan Bank System

        The Bank is a member of the FHLB Chicago, which is one of twelve regional FHLBs that administer the home financing credit function of savings institutions throughout the United States. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All loans from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term loans may be made only for the purpose of providing funds for residential home financing. At March 31, 1997, the Bank had $64.9 million in advances from the FHLB Chicago.

        As a member of the FHLB Chicago, the Bank is required to purchase and maintain stock in the FHLB Chicago. At March 31, 1997, the Bank had $3.2 million in FHLB stock, which satisfied this requirement. In past years, the Bank has received dividends on its FHLB stock. The dividend rate on such FHLB stock in fiscal 1997 was 6.8%.

        Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and affordable housing projects. These contributions may adversely affect the level of dividends paid by FHLBs to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Any such reduction in dividends paid or increase in the rate charged on advances could have an adverse affect on the Bank's net interest income and the value of FHLB Chicago stock held by the Bank. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's shareholders' equity.

   Holding Corporation Regulation

        The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings institution subsidiaries, which authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. The regulations of the OTS are primarily concerned with the safety and soundness of the institutions under its jurisdiction rather than the protection of such institutions' shareholders.

        As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions. However, if the Corporation were to acquire control of another savings institution and hold it as a separate subsidiary, the Corporation would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings institution) would become subject to such activity restrictions unless such other institutions each qualified as a QTL and were acquired in a supervisory acquisition. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for more than a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, except upon prior notice to, and no objection by, the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

        If the Bank were to fail the QTL test, the Corporation would have to obtain the approval of the OTS prior to continuing, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the Corporation would have to register as, and would become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. The Corporation must obtain approval from the OTS before acquiring control of more than 5% of the voting shares of any other SAIF-insured institution or savings and loan holding company. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state statutory authorization in the state of the target institution or in a supervisory acquisition of a failing savings institution.

   Community Reinvestment Act

        Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. An institution is assigned one of four overall ratings: "outstanding", "satisfactory", "needs improvement" or "substantial noncompliance". The CRA also requires all institutions to make their CRA ratings available to the public. The Bank's latest CRA rating, received in August, 1995, was "Satisfactory".

        In 1995, the OTS and other federal financial supervisory agencies issued a final revised regulation to implement the CRA. The revised regulation, which is being phased in over a period of time and will become fully effective on July 1, 1997, eliminates the twelve assessment factors under the prior regulation and substitutes a performance based evaluation system.

        Pursuant to the revised regulation, an institution's performance in meeting the credit needs of its entire community, as required by the CRA, will generally be evaluated under three tests: the "lending test"; the "investment test"; and the "service test".

        The lending test analyzes lending performance using five criteria:
   (i) the number and amount of loans in the institution's assessment area,
   (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number and amount of loans in low-, moderate-, middle- and upper- income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness, of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas. The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors. The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate- income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services, (iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

        Small institutions, which are defined as institutions with less than $250 million in total assets which are either independent or are affiliates of a holding company with banking and thrift assets of less than $1 billion, will continue to be evaluated under a streamlined assessment method that would exempt them from new data collection and reporting requirements.

        As an alternative to the lending, service and investment tests, an institution may submit to the OTS for approval its own "strategic plan", developed with community input, describing in detail the manner in which it proposes to meet its CRA obligations. If the plan is approved by OTS and the institution has operated under the plan for at least one year, the institution will be evaluated based upon its achieving the goals and benchmarks outlined in the plan.

        Institutions not eligible for the small institution streamlined assessment method are required to collect and report data on a variety of matters, including originations and purchases of home mortgage, small business and small farm loans, and certain information on community development loans. Collection of information on consumer loans is optional.

        The data collection requirements under the revised regulation became effective January 1, 1996, and the reporting requirements became effective January 1, 1997. Evaluations under the lending, investment and service tests will generally begin July 1, 1997, although evaluations under the small institution performance standards, which will not utilize newly required data, began January 1, 1996.

        The OTS is required to prepare annually and make available to the public individual CRA Disclosure Statements for each reporting thrift institution. Each institution must place its CRA Disclosure Statement in its public file within three days of receipt of the Statement from the OTS. Each institution is required to maintain one copy of its public file in each state in which it has its main office or a branch.

        Management does not believe that the revised CRA regulations will materially impact the operations of the Bank.

   Federal Securities Law

        The common stock of the Corporation is registered with the Securities Exchange Commission ("SEC") under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Corporation is, therefore, subject to the periodic reporting, proxy solicitation and tender offer rules, insider trading restrictions and other requirements under the Exchange Act.

        Shares of Corporation common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Corporation may not be sold without registration under the Securities Act of 1933, as amended, unless sold in accordance with certain resale restrictions. If the Corporation meets specified current public information requirements, each affiliate of the Corporation is, subject to certain limitations, able to sell in the public market, without registration, a limited number of shares in any three-month period.

   Executive Officers of the Registrant

        The following table sets forth the executive officers of the Corporation, each of whom is also an executive officer of the Bank. The executive officers of the Corporation are elected annually by the Board of Directors of the Corporation.


   Name                                Age         Position With Corporation

   Donald D. Parker                    58          Chairman of the Board and
                                                   Director

   James J. Rothenbach                 47          President, Chief
                                                   Executive Officer and
                                                   Director

   Harold L. Hermansen                 46          Vice President - Retail
                                                   Lending and Secretary

   Phillip J. Schoofs                  41          Vice President, Treasurer
                                                   and Chief Financial
                                                   Officer

   Theodore W. Hoff                    50          Vice President - Retail
                                                   Sales and Services

        Donald D. Parker has served as Chairman of the Board of the Corporation and the Bank since May 1, 1997. Mr. Parker served as Chairman of the Board, President and Chief Executive Officer of the Corporation from its incorporation in 1993 unitil May 1, 1997. Mr. Parker has served as Chairman of the Board of the Bank since 1986, and from 1980 to May 1, 1997. Mr. Parker was also President and Chief Executive Officer of the Bank. Mr. Parker joined the Bank in 1967. Mr. Parker has served as a director of the Corporation since its incorporation in 1993 and as a director of the Bank since 1978.

        James J. Rothenbach has served as the President and Chief Executive Officer of the Corporation and the Bank since May 1, 1997. Mr. Rothenbach was the President and Chief Executive Officer of OSB and Oshkosh Savings Bank, F.S.B. from June 1995 until joining the Corporation and the Bank in connection with the Merger. Mr. Rothenbach was the President and Chief Executive Officer of Bank One, Stevens Point, Wisconsin, from February 1990 until June 1995. Mr. Rothenbach was appointed a director of the Corporation and the Bank on May 1, 1997. Prior thereto, he had served as a director of OSB since 1995.

        Harold L. Hermansen has served as Vice President - Lending and Secretary of the Bank since 1987. He joined the Bank in 1983 and has a total of twenty-two years of experience in the financial industry. Mr. Hermansen has served in his current position with the Corporation since its incorporation in 1993.

        Phillip J. Schoofs has served as Vice President-Finance and Treasurer of the Bank since 1989. Prior thereto he served as Treasurer of the Bank from 1985 to 1989 and as Assistant Treasurer from 1984 to 1985. Mr. Schoofs joined the Bank after serving five years with a national accounting firm. Mr. Schoofs is a certified public accountant and has served as Vice President, Treasurer and Chief Financial Officer of the Corporation since May 1, 1997. Prior to that, he served as Vice President, Treasurer of the Corporation since its incorporation in 1993.

        Theodore W. Hoff has served as Vice President - Retail Sales and Services of the Corporation and the Bank since May 1, 1997. Prior thereto, he was Vice-President- Retail Sales and Services of Oshkosh Savings Bank, F.S.B. since 1980.

   Item 2.      Properties

        The following table sets forth information relating to each of the Corporation's offices as of March 31, 1997. Management believes such properties to be adequate for the present operation of the business of the Corporation and the Bank.

                             Owned            Year          Net Book Value
     Location              or Leased    Acquired/Leased   at March 31, 1997

   Home Office:
     108 East Wisconsin Avenue Owned          1965           $612,000
     Neenah, Wisconsin

   Branch Offices:
     1065 South Lake Street    Owned          1974            276,000
     Neenah, Wisconsin

     130 Main Street           Leased*        1987             19,000
     Menasha, Wisconsin

     2000 South Memorial Drive Owned          1980            862,000
     Appleton, Wisconsin

     110 Fox River Drive       Owned          1988            943,000
     Appleton, Wisconsin

     W3160 County Road KK      Owned          1994            943,000
     Appleton, Wisconsin


     *The lease on this property expires May 31, 2000, subject to a five-year renewal option held by the Bank.

        As a result of the Merger, seven offices were added in the following Wisconsin locations: Oshkosh (2), Appleton, Winneconne, Berlin, Ripon and Wautoma. All offices are owned except for Ripon and Wautoma, which are leased.

   Item 3.     Legal Proceedings

        Although the Bank is, from time to time, involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Corporation, the Bank or any subsidiary is a party, or to which any of their property is subject. To the Corporation's knowledge, there are no material legal proceedings to which any director, officer, affiliate or more than 5% shareholder of the Corporation (or any associate of the foregoing persons) is a party adverse to the Corporation, the Bank or any subsidiary or has a material interest adverse to the Corporation, the Bank or any subsidiary.

   Item 4.     Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.


                                     PART II

   Item 5.     Market for Registrant's Common Equity and Related Shareholder
   Matters

        The Corporation's common stock is currently being traded on the Nasdaq Stock Market under the symbol of FCBF. See Supplemental Consolidated Financial Information in Part II, Item 8 of this document for information on stock price ranges, which information is incorporated herein by reference.

        As of March 31, 1997, there were approximately 979 registered shareholders of record owning a total of 2,463,803 common shares.

        The Corporation declared quarterly dividends of $.15 per share in the fiscal year ended March 31, 1996 and $.18 per share in each of the quarters in the fiscal year ended March 31, 1997. The Board of Directors of the Corporation intends to consider the payment of cash dividends on the common stock on a quarterly basis, but the declaration of future dividends will necessarily be dependent upon business conditions, the earnings and financial position of the Corporation and the Bank, and such other matters as the Board of Directors deems relevant. The Corporation's ability to pay dividends is limited by regulatory and other requirements which require the Bank to maintain minimum levels of capital. See Note 12 to Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data, which Note is incorporated herein by reference.

   Item 6.  Selected Financial Data

   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

   Set forth below are selected consolidated financial and other data. The financial data are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report on Form 10-K.

                                             At March 31,
                              1997      1996      1995      1994      1993
                                         (Dollars in thousands)

   Selected Financial Data:
   Total assets             $271,185  $255,660  $239,305   $196,443 $182,166
   Loans receivable - Net    221,496   204,897   186,807    143,385  123,486
   Loans held for sale
    - Net                      3,270     5,161       708     10,102   17,678
   Investment securities
    held to maturity
    (includes FHLB stock)     12,240     9,581    14,228     15,367    1,387
   Mortgage-related
    securities available
    for sale                   6,363     6,906        -          -        -
   Mortgage-related
    securities held
    to maturity               16,531    17,850    26,348     17,309   19,370
   Cash and cash equivalents   4,628     4,792     4,773      4,567   15,014
   Foreclosed properties and
    properties subject to
    foreclosure                   -         -         -          -       210
   Deposit accounts          153,163   151,115   143,851    138,208  154,492
   Borrowed funds             64,900    51,900    42,400      4,000       -
   Shareholders' equity       47,432    47,192    48,017     49,497   21,603


                                            Year Ended March 31,
                                1997      1996      1995      1994      1993
                                           (Dollars in thousands,
                                         except per share amounts)

   Selected Operations Data:
   Total interest and
    dividend income          $19,965   $18,319   $15,060    $13,491  $14,133
   Total interest expense     10,827    10,081     7,365      6,652    8,261
                              ------    ------    ------     ------   ------
      Net interest income      9,138     8,238     7,695      6,839    5,872
   Provision for loan losses     350       200        36         76      368
                              ------    ------    ------     ------   ------
      Net interest income
        after provision for
        loans losses           8,788     8,038     7,659      6,763    5,504
                              ------    ------    ------     ------   ------
   Gain (loss) on sale of
    loans and foreclosed
    property - Net               288        80       (57)       193      493
   Other noninterest income      699       685       654        615      593
                              ------    ------    ------     ------   ------
      Total noninterest income   987       765       597        808    1,086
                              ------    ------    ------     ------   ------
   Operating expenses:
      Compensation, payroll
        taxes and other
        employee benefits      2,437     2,288     2,172      1,819    1,604
      Other                    3,233     2,291     2,208      2,024    1,889
                              ------    ------    ------     ------   ------
      Total operating expenses 5,670     4,579     4,380      3,843    3,493
                              ------    ------    ------     ------   ------
   Income before provision
    for income taxes and
    cumulative effect of
    change in accounting
    principle                  4,105     4,224     3,876      3,728    3,097
   Provision for income taxes  1,665     1,667     1,493      1,427    1,297
                              ------    ------    ------     ------   ------
   Income before cumulative
    effect of change in
    accounting principle       2,440     2,557     2,383      2,301    1,800
                              ------    ------    ------     ------   ------
   Cumulative effect of change
    in accounting principle       -         -         -         140       -
                              ------    ------    ------     ------   ------
   Net income                 $2,440    $2,557    $2,383     $2,441   $1,800
                              ======    ======    ======     ======   ======
   Earnings per share          $1.01     $1.01     $0.93      $0.84      N/A
                              ======    ======    ======     ======   ======
   Dividends declared
    per share                  $0.72     $0.60     $0.45      $0.12      N/A
                              ======    ======    ======     ======   ======

                                            Year Ended March 31,
                                1997      1996      1995      1994      1993

   Selected Financial Ratios
    and Other Data:
   Performance Ratios
   Return on average assets     0.92%     1.04%    1.09%      1.27%    1.00%
   Return on average equity     5.18%     5.27%    4.90%      6.37%    8.67%
   Dividend payout ratio       71.29%    59.41%   48.39%     14.29%     N/A
   Shareholders' equity to
    total assets               17.49%    18.46%   20.07%     25.20%   11.86%
   Average shareholders'
    equity to average assets   17.79%    19.73%   22.19%     19.02%   11.55%
   Net interest spread          2.71%     2.50%    2.69%      2.86%    2.85%
   Net interest margin          3.56%     3.47%    3.62%      3.67%    3.39%
   Net interest income to
    operating expenses        161.16%   179.91%  175.68%    177.96%  169.91%
   Average interest-earning
    assets to average
    interest-bearing
    liabilities               120.15%   122.86%  126.80%    123.30%  111.35%
   Asset Quality Ratios
   Non-performing assets to
    total assets                0.15%     0.09%    0.11%      0.09%    0.12%
   Allowance for loan losses
    to loans and foreclosed
    properties                  0.63%     0.51%    0.47%      0.59%    0.62%
   Facilities
   Number of full-service
    offices                        6         6        6          5        5


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

        Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation and the Bank as of and for the year ended March 31, 1997. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data , the accompanying Notes to such Consolidated Financial Statements and the other sections contained in Part II, Item 8 of this document.

   Results of Operations

        The Corporation's consolidated results of operations are dependent primarily on the Bank's net interest income, which is the difference between the interest income earned on its loans, mortgage-related securities and investments and the Bank's cost of funds, consisting of interest paid on its deposits and borrowings. The operating results are also affected to a lesser extent by the Bank's loan servicing fees, commissions on insurance sales, service charges for customer services and gains or losses on the sale of loans. The operating expenses principally consist of the Bank's employee compensation and benefits, occupancy expenses, federal deposit insurance premiums and other general and administrative expenses. The results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

   Comparison of Operating Results for the Years Ended March 31, 1997 and
   1996.

        General. Net income for the fiscal year ended March 31, 1997 increased 18.7% to $3.0 million from $2.6 million for the year ended March 31, 1996, before considering the effect of a special one-time deposit insurance assessment. This assessment on the thrift industry generally was made to recapitalize the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. The assessment on the Corporation amounted to $970,000 on a pretax basis and reduced net income for the year ended March 31, 1997 by $596,000. After considering the effect of the special assessment, net income for fiscal 1997 was $2.4 million or
   decreased $200,000 less than 1996 net income.   The increase in net income
   prior to the special assessment was primarily attributable to an increase of $900,000 in net interest income and an increase of $222,000 in total noninterest income. These items were partially offset by an increase of $150,000 in the provision for loan losses, and an increase of $121,000 in total operating expenses prior to consideration of the special assessment.

        Net Interest Income. Net interest income increased to $9.1 million in fiscal 1997 from $8.2 million in fiscal 1996. The increase was attributable to a $1.7 million increase in total interest and dividend income which was partially offset by an increase of $746,000 in total interest expense. The increase in total interest and dividend income was related to the increase in the average outstanding balance of total interest-earning assets to $256.5 million for fiscal 1997 from $237.7 million for fiscal 1996 and the increase in the yield on these assets to 7.78% in fiscal 1997 from 7.71% in fiscal 1996. The increase in total interest expense resulted from an increase in the average outstanding balance of total interest-bearing liabilities from $193.4 million for fiscal 1996 to $213.5 million for fiscal 1997 and was partially offset by a decrease in the cost of these funds from 5.21% in fiscal 1996 to 5.07% in fiscal 1997. Further discussion of the components of the increases in interest earning assets and interest bearing liabilities is included in the Financial Condition section below.

        Provision for Loan Losses. The Bank's provision for loan losses increased to $350,000 during the fiscal year ended March 31, 1997 from $200,000 for the fiscal year ended March 31, 1996. In fiscal 1997, management continued to establish loan loss allowance percentages for each component of the Bank's loan portfolio based on management's judgment regarding, among other factors, historical loss experience with respect to the various components of the Bank's loan portfolio and the economic conditions existing in the Bank's primary market area. The increase in the loan loss provision for fiscal 1997 related principally to increases in the adjustable rate mortgage and consumer loan portfolios, as well as the commercial real estate portfolio. It is management's opinion that no unusual risk factors were apparent in the Bank's loan portfolio and that the general economic conditions existing in the Bank's primary market area were generally as favorable as those being experienced in many areas of the United States during fiscal 1997. Charge-offs amounted to $20,000 in fiscal year 1997. There were no charge-offs in the year ended March 31, 1996. Nonperforming loans totaled $404,000 and $234,000 at March 31, 1997 and 1996, respectively. Based on past experience and future expectations, management believes the loan loss allowance of $1.4 million at March 31, 1997 is adequate.

        Noninterest Income. Noninterest income totaled $987,000 for fiscal 1997 compared to $765,000 in fiscal 1996, an increase of 29.0%. The increase resulted primarily from an increase in the gain on sale of loans to $288,000 in fiscal 1997 from $80,000 in the fiscal year ended 1996. The increase in gain on sale of loans was primarily attributable to the new accounting method which was required for loan sales in fiscal year 1997. This new accounting method resulted in a gain for the year ended March 31, 1997 of approximately $202,000 more than the gain which would have been recorded using the previous accounting method. For additional information on the accounting change, see "Impact of New Accounting Pronouncements and Regulatory Policies" below. In fiscal 1997, the Bank also continued to reduce its loss exposure in the sale of loans by entering into sale commitments prior to extending credit on certain mortgage loans.

        Operating Expenses. Operating expenses increased to $4.7 million in fiscal 1997 (prior to the special deposit insurance assessment) from $4.6 million in fiscal 1996. The increase resulted primarily from an increase in compensation, payroll taxes and other employee benefits of $149,000, which was partially offset by a decrease in occupancy expenses of $46,000. Normal salary increases caused the above-mentioned increase in compensation, payroll taxes and other employee benefits. The decreased occupancy expenses are primarily the result of lower depreciation expense on furniture and equipment in fiscal 1997 due to assets becoming fully depreciated during the year. Also contributing to the lower occupancy expenses were lower property tax assessments on buildings and equipment. After consideration of the special deposit insurance assessment of $970,000, operating expenses increased $1.1 million.

   Comparison of Operating Results for the Years Ended March 31, 1996 and
   1995.

        General. Net income for the fiscal year ended March 31, 1996 increased 8.3% to $2.6 million compared to the prior year amount of $2.4 million. The increase in net income was primarily attributable to an increase of $543,000 in net interest income and an increase of $168,000 in total noninterest income. These items were partially offset by an increase of $164,000 in the provision for loan losses, an increase of $199,000 in total operating expenses and an increase of $174,000 in the provision for income taxes.

        Net Interest Income. Net interest income increased to $8.2 million in fiscal 1996 from $ 7.7 million in fiscal 1995. The increase was attributable to a $3.2 million increase in total interest and dividend income which was partially offset by an increase of $2.7 million in total interest expense. The increase in total interest and dividend income was related to the increase in the average outstanding balance of total interest-earning assets to $237.7 million for fiscal 1996 from $212.6 million for fiscal 1995 and the increase in the yield on these assets to 7.71% in fiscal 1996 from 7.08% in fiscal 1995. The increase in total interest expense resulted from an increase in the average outstanding balance of total interest-bearing liabilities for fiscal 1996 to $193.4 million from $167.7 million for fiscal 1995 and an increase in cost of these funds to 5.21% in fiscal 1996 from 4.39% in fiscal 1995. In addition, despite the declining interest rate environment experienced during fiscal 1996, many of the Corporation's assets and liabilities which repriced in fiscal 1996 increased in yield and cost, respectively, when compared to their pre-adjustment rates, which had been set during the very low interest rate environment of fiscal 1994 and early fiscal 1995.

        Provision for Loan Losses. During the fiscal year ended March 31, 1996, the Bank's provision for loan losses increased to $200,000 from $36,000 for the fiscal year ended March 31, 1995. In fiscal 1996, management continued to establish loan loss allowance percentages for each component of the Bank's loan portfolio based on management's judgment regarding, among other factors, historical loss experience with respect to the various components of the Bank's loan portfolio and the economic conditions existing in the Bank's primary market area. The increase in the loan loss provision for fiscal 1996 related principally to increases in the commercial and consumer loan portfolios. There were no charge-offs on loans in fiscal 1996 compared to $1,000 in fiscal 1995. Nonperforming loans totaled $234,000 and $270,000 at March 31, 1996 and 1995, respectively.

        Noninterest Income. Noninterest income for fiscal 1996 totaled $765,000 as compared to $597,000 in fiscal 1995, an increase of 28.1%. The increase resulted primarily from the $80,000 gain on sale of loans which the Corporation realized in fiscal 1996 as compared to the loss of $57,000 suffered during the prior fiscal year. The fiscal 1996 gain on sale of loans was attributable in part to the declining interest rate environment experienced during the majority of fiscal 1996 which allowed the Bank to sell loans at a profit. The Bank in fiscal 1996 also reduced its loss exposure in the sale of loans by entering into sale commitments prior to extending credit on certain mortgage loans.

        Operating Expenses. The $199,000 increase in operating expenses to $4.6 million in fiscal 1996 from $4.4 million in fiscal 1995 resulted primarily from increases in compensation, payroll taxes and other employee benefits ($116,000) and occupancy expenses ($34,000). Normal salary increases caused the above-mentioned increase in compensation, payroll taxes and other employee benefits. The additional banking facility in Darboy, Wisconsin (which opened in the second quarter of fiscal 1995 but was operational during all of fiscal 1996) resulted in the increased occupancy expenses.

        Income Taxes. The provision for income taxes increased to $1.7 million in fiscal 1996 from $1.5 million in fiscal 1995. The increase of $174,000 was primarily attributable to the increase in income before provision for income taxes.

   Financial Condition

        Total Assets. Total assets increased 6.1% to $271.2 million at March 31, 1997 from $255.7 million at March 31, 1996. The asset growth reflects the Corporation's strategy to leverage its relatively high level of shareholders' equity as a means to improve its return on equity. The increase resulted primarily from increases in adjustable rate mortgage loan and indirect consumer loan originations. Loans receivable increased $16.6 million, which was partially offset by a decrease of $1.9 million in loans held for sale. The growth in total assets was funded by a combination of an increase in borrowed funds of $13.0 million and an increase in deposit accounts of $2.1 million.

        Investment Securities Held to Maturity. Investment securities held to maturity increased $2.0 million to $9.0 million at March 31, 1997 from $7.0 million at March 31, 1996. This increase is the result of the purchase of a government agency-backed security.

        Mortgage-Related Securities Available for Sale and Mortgage-Related Securities Held to Maturity. Total mortgage-related securities decreased $1.9 million to $22.9 million at March 31, 1997 from $24.8 at March 31, 1996 as a result of normal principal paydowns. The held to maturity classification at March 31, 1997 included $10.5 million of adjustable rate REMIC pass-through certificates which were purchased during the first two quarters of fiscal 1995 and were funded through borrowings from the Federal Home Loan Bank of Chicago. The interest rates on these certificates and related borrowings adjust on a monthly basis to the same London interbank offered rate ("LIBOR") index. However, the Corporation may be subject to interest rate exposure because there are no interest rate caps on the borrowings, while the mortgage-related securities do contain caps. In addition, because these securities were purchased at a discount, the interest spreads earned will vary with the actual prepayment speeds experienced. Fluctuations in prepayment speeds are analyzed by the Corporation prior to purchasing mortgage-related securities and on an ongoing basis and are part of the overall asset/liability management strategy of the Corporation. All of the Corporation's REMIC certificates meet the Federal Financial Institutions Examination Council definition of low-risk securities and the Corporation does not anticipate any difficulties in recovering the carrying amounts of any of its mortgage-related securities.

        Loans Receivable. Loans receivable increased $16.6 million from $204.9 million at March 31, 1996 to $221.5 million at March 31, 1997. This increase resulted from the continued strong demand for adjustable rate mortgage products which are held for investment, and consumer loans (including auto loans which are purchased from local dealerships). The Corporation continues to hold established levels of fixed rate mortgage loans. In addition, as part of its attempt to improve its yield on earning assets, the Bank has focused on increasing the amount of commercial real estate loans made. During fiscal 1997 and 1996, $8.7 million and $12.2 million of commercial real estate loans, respectively, were originated.

        Loans Held for Sale. Loans held for sale decreased by $1.9 million from $5.2 million at March 31, 1996 to $3.3 million at March 31, 1997. The decrease is consistent with the Bank's strategy to moderate the interest rate risk on its loan portfolio by minimizing assets which are valued at the lower of cost or market and therefore subject to changes in value with interest rate fluctuations.

        Deposits. Deposits increased from $151.1 million at March 31, 1996 to $153.2 million at March 31, 1997. This increase was primarily the result of continued efforts to attract cost-effective funds. During fiscal 1997, the Bank began to offer a new series of deposit products associated with a "mature market" program. Rates paid on the new products are relatively consistent with similar products, and did not have a negative effect on earnings.

        Borrowings. The Corporation at the Bank level increased its level of borrowed funds $13.0 million during fiscal 1997 to $64.9 million at March 31, 1997 from $51.9 million at March 31, 1996. These funds were primarily used to fund loan originations as described above.

        Shareholders' Equity. Shareholders' equity increased $200,000 from $47.2 million at March 31, 1996 to $47.4 million at March 31, 1997. This increase is a result of the combined effect of the Corporation's net income, which was partially offset by dividends declared of $1.7 million and the purchase of 56,000 shares of treasury stock for $1.0 million
   during fiscal 1997.   Under the current stock repurchase program, the
   Corporation is authorized to purchase 125,630 shares. As of May 31, 1997, 62,000 shares had been repurchased pursuant to this program.

   Liquidity and Capital Resources

        Liquidity. The Corporation's primary sources of funds are deposits, borrowings, proceeds from principal and interest payments on loans, mortgage-related securities and investment securities and the sale of
   fixed rate mortgage loans.   While borrowings and payments on loans and
   mortgage-related and investment securities are a predictable source of funds, deposit flows and mortgage loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

        The Corporation's primary investing activity is the origination of mortgage loans by the Bank. For the years ended March 31, 1997, 1996 and 1995, mortgage loans originated totaled $53.2 million, $69.9 million and $56.4 million, respectively. Mortgage loan originations have been funded primarily by principal repayments on loans and sales of loans originated for sale, as well as principal repayments on mortgage-related securities and borrowed funds. Mortgage loan repayments were $28.5 million in fiscal 1997, $25.9 million in fiscal 1996 and $25.5 million in fiscal 1995. Loan sales for fiscal 1997 were $20.2 million, $21.7 million in fiscal 1996, and $5.9 million in fiscal 1995. The Bank continues to sell originated fixed rate loans in accordance with its asset/liability management strategy. The Corporation's other major investing activity, the purchase of mortgage-related and investment securities, amounted to $10.0 million, $7.0 million and $10.7 million in the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

        Financing activities were a source of $12.7 million, $13.0 million and $40.3 million in funds for fiscal years 1997, 1996 and 1995, respectively. For each year, the major source of cash provided by financing activities was an increase in borrowed funds.

        The Corporation at the Bank level is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based on a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 5.0%. On March 31, 1997, the Bank's liquidity ratio calculated in accordance with OTS requirements was 6.67%. In addition, according to current OTS regulations, short-term liquid assets must constitute 1.0% of the sum of net withdrawable deposit accounts plus short-term borrowings. On March 31, 1997, the Bank's short-term liquidity ratio was 4.16%. Management's goal is to consistently maintain liquidity levels in excess of regulatory requirements.

        The Corporation's most liquid assets are cash and cash equivalents, which include highly liquid, short-term investments. The levels of these assets are dependent on the Corporation's operating, financing and investing activities during any given period. At March 31, 1997, 1996 and 1995, cash and cash equivalents totaled $4.6 million, $4.8 million and $4.8 million, respectively. Liquidity management for the Corporation is both a daily and long-term function of its management. Excess funds are generally invested in mortgage-related securities and government and government agency-backed securities with varying maturities.

        At March 31, 1997, the Corporation had commitments to originate mortgage loans of $9.4 million, at various interest rates, and commitments to extend credit on unused lines of credit of $2.3 million, at various interest rates. Management does not believe the Corporation will suffer any material adverse consequences as a result of fulfilling these commitments.

        Capital Resources. The Corporation at the Bank level is required to maintain specific amounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and regulations promulgated pursuant thereto. As of March 31, 1997, the Bank was in compliance with all regulatory capital requirements which were effective as of such date, with tangible, core, and risk-based capital ratios of 14.12%, 14.12%, and 24.23%, respectively. For additionalinformation about these capital levels, see Note 12 of Notes to Consolidated Financial Statements included in Consolidated Financial Statements and Supplementary Data in Part II, Item 8 of this document.

   Impact of New Accounting Pronouncements and Regulatory Policies

        Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. In March, 1995, Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. SFAS No. 121 requires long-lived assets and certain intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Statement also requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. The Corporation adopted Statement No. 121 effective April 1, 1996. Adoption of this statement did not have a material impact on the Corporation's financial condition or results of operations.

        Accounting for Mortgage Servicing Rights. In May, 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights," was issued. SFAS No. 122 requires that an allocation of costs be made between loans and their related servicing rights for loans originated with a definitive plan to sell or to securitize these loans and retain the servicing rights. Statement No. 122 requires entities to recognize a separate asset for servicing rights which will increase the gain on sale of loans when the servicing rights are retained. Previously, costs were fully allocated to the loans and servicing income was recognized as it was received over the life of the loan. The Corporation adopted SFAS No. 122 effective April 1, 1996. As a result of adopting SFAS No. 122, the Corporation recorded additional gain on sale of loans in fiscal 1997 of approximately $202,000.

        Accounting for Stock-Based Compensation. In October, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS No. 123 recognizes the fair value on the date of grant of employee stock option awards either by recognizing compensation expense or by providing extensive new footnotes to include pro-forma disclosures of net income and earnings per share. The Corporation adopted Statement No. 123 in fiscal 1997 by the use of expanded footnotes. As such, adoption of the Statement did not have an effect on the Corporation's financial condition or results of operations.

        Employers' Accounting for Employee Stock Ownership Plans. During fiscal 1995, the Corporation adopted SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SOP 93-6 requires that employee stock ownership plan shares committed to be released to compensate employees be recorded as compensation expense equal to the fair value of the shares at the time they are committed to be released, that the difference between the cost of the shares to the employee stock ownership plan and the fair value of the shares be credited to additional paid-in capital, and that employee stock ownership plan shares not commiexpense. The effect of the additional expense on earnings per share has been offset by the reduction in the weighted-average number of shares outstanding. Earnings per share increased $.01 for the twelve months ended March 31, 1995 as a result of adopting the SOP. The effect on earnings per share will diminish annually as employee stock ownership plan shares are released to participants' accounts.

   Effect of Inflation and Changing Prices

        The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in relative purchasing power of money over time due to inflation. The primary impact of inflation on operations of the Corporation is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

   Subsequent Event - Merger with OSB

        On May 1, 1997, OSB was merged with and into the Corporation.
   Details of the Merger are set forth in Part I of this Annual Report on Form-K under the caption "Item 1. Business," which information is incorporated herein by reference. Based on anticipated cost savings, the Corporation currently believes that the Merger will result in annual pre-tax savings of approximately $800,000. It is expected that measures to effect the cost savings will be fully implemented by the start of the 1999 fiscal year. Although cost savings are anticipated during fiscal 1998, such savings for fiscal 1998 are not expected to approximate the annual pre-tax savings of approximately $800,000 described above. In addition, the Corporation currently expects to add approximately $350,000 to its loan loss provision during the quarter ending June 30, 1997. This additional provision is intended to equalize the loan loss allowance percentages historically maintained by the Bank and the former Oshkosh Savings Bank, F.S.B., respectively.

        The preceding discussion contains forward-looking statements regarding managements' estimates of potential pre-tax cost savings resulting from the Merger and the proposed loan loss provision for the quarter ending June 30, 1997. Actual results might differ materially from those contained in the forward-looking statements. Factors which could affect actual results include interest rate trends, the general economic climate in the Corporation's market area, loan deliquency rates, regulatory treatment and the ability of the Corporation to implement successfully plans to eliminate redundancies. The forward-looking statements were necessarily based upon various assumptions that involve judgements with respect to, among other things, future national and regional economic and competitive conditions, technological developments, inflations rates, financial market conditions, future business decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Corporation. Accordingly, while the Corporation believes that such assumptions are reasonable for purposes of the development of estimates of potential savings and the loan loss provision, there can be no assurance that such assumptions will approximate actual experience. The forward-looking statements included here in are made as of the date hereof and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or cirumstances.

   Item 7A     Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

   Item 8.  Financial Statements and Supplementary Data

                               FCB FINANCIAL CORP.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             March 31, 1997 and 1996
                             (Dollars In Thousands)

                                     ASSETS
                                             1997            1996

   Cash                                  $    473        $    475
   Interest-bearing deposits                4,155           4,317
                                          -------         -------
   Cash and cash equivalents                4,628           4,792

   Investment securities held to
    maturity (estimated fair value of
    $8,953 and $6,965 at March 31, 1997
    and 1996, respectively)                 8,995           6,986
   Mortgage-related securities
    available for sale, at fair value       6,363           6,906
   Mortgage-related securities held to
    maturity (estimated fair value of
    $16,613 and $17,986 at March 31,
    1997 and 1996, respectively)           16,531          17,850
   Investment in Federal Home Loan Bank
    stock, at cost                          3,245           2,595
   Loans held for sale - Net of
    unrealized loss of $87 and $101
    at March 31, 1997 and 1996,
    respectively                            3,270           5,161
   Loans receivable - Net                 221,496         204,897
   Office properties and equipment          4,091           4,211
   Other assets                             2,566           2,262
                                          -------         -------
   TOTAL ASSETS                        $  271,185      $  255,660
                                          =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   Liabilities:
      Deposit accounts                 $  153,163      $  151,115
      Borrowed funds                       64,900          51,900
      Advance payments by borrowers
       for taxes and insurance              2,586           2,410
      Other liabilities                     3,104           3,043
                                          -------         -------
        Total liabilities                 223,753         208,468
                                          -------         -------
   Commitments and contingencies
    (See Notes 11 and 13)

   Shareholders' equity:
      Common stock - $.01 par value
        Authorized - 15,000,000 shares
        Issued - 2,909,500 shares              29              29
      Additional paid-in capital           28,911          28,693
      Retained earnings - Substantially
       restricted                          26,630          25,930
      Unrealized loss on securities
       available for sale - Net of tax        (72)            (26)
      Unearned compensation - ESOP           (869)         (1,118)
                                          -------         -------
      Totals                               54,629          53,508

      Less - 445,697 and 396,886 shares
       of treasury common stock, at cost,
       at March 31, 1997 and 1996,
       respectively                        (7,197)         (6,316)
                                          -------         -------
        Total shareholders' equity         47,432          47,192
                                          -------         -------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY               $  271,185      $  255,660
                                          =======         =======

          See accompanying notes to consolidated financial statements.

                               FCB FINANCIAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended March 31, 1997, 1996, and 1995
                (Dollars In Thousands, Except Per Share Amounts)


                                        1997           1996           1995

   Interest and dividend income:
     Mortgage loans                $  15,031      $  13,818     $   11,660
     Other loans                       2,671          2,147          1,302
     Investment securities               462            422            572
     Mortgage-related securities       1,550          1,718          1,387
     Dividends on stock in Federal
       Home Loan Bank                    201            154            103
     Interest-bearing deposits            50             60             36
                                     -------        -------        -------
          Total interest and dividend
           income                     19,965         18,319         15,060
                                     -------        -------        -------
   Interest expense:
     Deposit accounts                  7,704          7,703          5,950
     Borrowed funds                    3,123          2,378          1,415
                                     -------        -------        -------
          Total interest expense      10,827         10,081          7,365
                                     -------        -------        -------
          Net interest income          9,138          8,238          7,695
   Provision for loan losses             350            200             36
                                     -------        -------        -------
          Net interest income after
           provision for loan losses   8,788          8,038          7,659
                                     -------        -------        -------
   Noninterest income:
     Loan fees - Net                     378            370            359
     Deposit fees                        140            117            102
     Gain (loss) on sale of loans
      - Net                              288             80            (57)
     Other income                        181            198            193
                                     -------        -------        -------
          Total noninterest income       987            765            597
                                     -------        -------        -------
   Operating expenses:
     Compensation, payroll taxes and
       other employee benefits         2,437          2,288          2,172
     Marketing                           254            250            277
     Occupancy                           678            724            690
     Data processing                     270            248            225
     Federal insurance premiums        1,246            349            331
     Other                               785            720            685
                                     -------        -------        -------
          Total operating expenses     5,670          4,579          4,380
                                     -------        -------        -------
   Income before provision for
    income taxes                       4,105          4,224          3,876
   Provision for income taxes          1,665          1,667          1,493
                                     -------        -------        -------
   Net income                      $   2,440      $   2,557      $   2,383
                                     =======        =======        =======

   Earnings per share              $    1.01      $    1.01      $     .93
                                     =======        =======        =======
   Cash dividends declared
    per share                      $     .72      $     .60      $     .45
                                     =======        =======        =======

          See accompanying notes to consolidated financial statements.

                                                         FCB FINANCIAL CORP.

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                             Years Ended March 31, 1997, 1996, and 1995
                                          (Dollars In Thousands, Except Per Share Amounts)
                                                                         Unrealized
                                                                           Loss on
                                                 Additional              Securities       Unearned     Treasury
                                         Common   Paid-In    Retained   Available For  Compensation -   Common
                                         Stock    Capital    Earnings Sale, Net of Tax      ESOP         Stock      Total

   Balance at March 31, 1994               $29   $28,421     $23,700       $    -         $(1,606)     $(1,047)    $49,497

   Net income for 1995                      -         -        2,383           -               -            -        2,383
   Cash dividends declared
    ($.45 per share)                        -         -       (1,142)          -               -            -       (1,142)
   Amortization of unearned
    compensation - ESOP                     -        105          -            -              245           -          350
   Exercise of stock options -
    5,819 treasury common
    shares                                  -         -          (25)          -               -            84          59
   Purchase of treasury common
    stock 208,175 shares                    -         -           -            -               -        (3,130)     (3,130)
                                        ------    ------      ------       ------          ------       ------      ------
   Balance at March 31, 1995                29    28,526      24,916           -           (1,361)      (4,093)     48,017

   Net income for 1996                      -         -        2,557           -               -            -        2,557
   Cash dividends declared
    ($.60 per share)                        -         -       (1,484)          -               -            -       (1,484)
   Amortization of unearned
    compensation - ESOP                     -        167          -            -              243           -          410
   Increase in unrealized loss
    on securities available
    for sale - Net of tax                   -         -           -           (26)             -            -          (26)
   Exercise of stock options -
    12,500 treasury common
    shares                                  -         -          (59)          -               -           184         125
   Purchase of treasury common
    stock - 131,530 shares                  -         -           -            -               -        (2,407)     (2,407)
                                        ------    ------      ------       ------          ------       ------      ------
   Balance at March 31, 1996                29    28,693      25,930          (26)         (1,118)      (6,316)     47,192

   Net income for 1997                      -         -        2,440           -               -            -        2,440
   Cash dividends declared
    ($.72 per share)                        -         -       (1,696)          -               -            -       (1,696)
   Amortization of unearned
    compensation - ESOP                     -        218          -            -              249           -          467
   Increase in unrealized loss on
    securities available for
    sale - Net of tax                       -         -           -           (46)             -            -          (46)
   Exercise of stock options -
    7,189 treasury common
    shares                                  -         -          (44)          -               -           116          72
   Purchase of treasury common
    stock - 56,000 shares                   -         -           -            -               -          (997)       (997)
                                        ------    ------      ------       ------          ------       ------      ------
   Balance at March 31, 1997           $    29  $ 28,911    $ 26,630      $   (72)        $  (869)    $ (7,197)   $ 47,432
                                        ======    ======      ======       ======          ======       ======      ======

          See accompanying notes to consolidated financial statements.

                               FCB FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended March 31, 1997, 1996, and 1995
                             (Dollars In Thousands)

                                             1997      1996       1995

   Cash flows from operating activities:
     Net income                          $  2,440  $  2,557   $  2,383
                                          -------   -------    -------
     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
       Depreciation                           246       271        250
       Provision for loan losses              350       200         36
       (Gain) loss on sale of assets -
         Net                                 (288)      (82)        57
       Loans originated for sale          (18,000)  (27,227)    (8,333)
       Proceeds from loan sales            20,179    21,704      5,903
       Changes in operating assets
         and liabilities                      165       692        (99)
       Other                                   15      (220)        77
                                           ------    ------     ------
     Total adjustments                      2,667    (4,662)    (2,109)
                                           ------    ------     ------
   Net cash provided by (used in)
     operating activities                   5,107    (2,105)       274
                                           ------    ------     ------
     Cash flows from investing activities:
       Proceeds from maturities of
        investment securities held
        to maturity                         8,000    12,000      2,000
       Purchase of investment securities
        held to maturity                  (10,000)   (7,000)        -
       Principal repayments on
        mortgage-related securities
        held to maturity                    1,325     1,509      1,690
       Principal repayments on
        mortgage-related securities
        available for sale                    459       127         -
       Purchase of mortgage-related
        securities held to maturity            -         -     (10,740)
       Purchase of Federal Home Loan
        Bank stock                           (650)     (326)      (791)
       Net increase in loans              (16,949)  (17,193)   (31,691)
       Proceeds from sale of
        other assets                           -         63         -
       Capital expenditures                  (126)      (60)      (799)
                                           ------    ------     ------
     Net cash used in investing
      activities                          (17,941)  (10,880)   (40,331)
                                           ------    ------     ------
     Cash flows from financing activities:
       Net increase in deposit accounts     2,048     7,264      5,643
       Net increase in borrowed funds      13,000     9,500     38,400
       Net increase (decrease) in advance
        payments by borrowers for taxes
        and insurance                         176       (55)       304
       Proceeds from exercise of
        stock options                          72       125         59
       Purchase of treasury common
        stock                                (997)   (2,407)    (3,130)
       Dividends paid                      (1,629)   (1,423)    (1,013)
                                           ------    ------     ------
     Net cash provided by financing
      activities                           12,670    13,004     40,263
                                           ------    ------     ------

   Net (decrease) increase in cash and
      cash equivalents                    $  (164)  $    19    $   206
   Cash and cash equivalents at
      beginning                             4,792     4,773      4,567
                                           ------    ------     ------
   Cash and cash equivalents at end       $ 4,628   $ 4,792    $ 4,773
                                           ======    ======     ======

   Supplemental cash flow information:

   Cash paid during the year for:
     Interest on deposit accounts         $ 7,631   $ 7,457    $ 5,792
     Interest on borrowed funds             3,056     2,374      1,195
     Income taxes                           1,877     1,630      1,349
   Loans transferred to foreclosed
    properties and properties
    subject to foreclosure                     -         53         -
   Loans transferred from held for
    sale to held for investment                -      1,150     11,767

          See accompanying notes to consolidated financial statements.

                               FCB FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations.

   FCB Financial Corp. is a Wisconsin corporation and the savings and loan holding company for Fox Cities Bank, F.S.B. (the "Bank"). The Bank is a federally chartered savings bank and operates as a full service financial institution with a primary market area including, but not limited to, Outagamie and Winnebago Counties of East Central Wisconsin. The Bank emphasizes first mortgage loans secured by one- to four-family real estate located in its market area. The Bank, through its wholly-owned subsidiary, Fox Cities Financial Services, Inc., sells various insurance products and tax deferred annuities. Fox Cities Financial Services, Inc. also holds a 50% limited partnership interest in an apartment complex located in Menasha, Wisconsin. The partnership qualifies for federal low income housing tax credits. Additionally, the Bank owns Fox Cities Investments, Inc., a Nevada corporation, which owns and manages a portfolio of investment securities, all of which are permissible investments of the Bank itself.

   Use of Estimates in Preparation of Financial Statements.

   The preparation of the accompanying financial statements of FCB Financial Corp. and Subsidiaries (the "Corporation") in conformity with generally accepted accounting principles requires the use of certain estimates and assumptions that directly affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from these estimates.

   Principles of Consolidation.

   The accompanying consolidated financial statements include the accounts of FCB Financial Corp., Fox Cities Bank, F.S.B., and its wholly owned subsidiaries, Fox Cities Financial Services, Inc. and Fox Cities Investments, Inc., after elimination of significant intercompany accounts and transactions.

   Cash Equivalents.

   The Corporation considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

   Investment and Mortgage-Related Securities Held to Maturity and Available for Sale.

   Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Interest and dividends are included in interest income from securities as earned. Realized gains and losses, and declines in value judged to be other than temporary are included in net gains and losses from sales of investment and mortgage-related securities. The cost of securities sold is based on the specific identification method.

   Federal Home Loan Bank Stock.

   The Corporation's investment in Federal Home Loan Bank ("FHLB") stock at March 31, 1997 and 1996 meets the minimum amount required, and is carried at cost which is its redeemable (fair) value since the market for this stock is limited.

   Loans Held for Sale.

   Loans held for sale consist of the current origination of certain fixed-rate mortgage loans and are recorded at the lower of aggregate cost or fair value. Fees received from the borrower are deferred and recorded as an adjustment of the sale price. A gain or loss is recognized at the time of the sale reflecting the present value of the difference between the contractual interest rate of the loans sold and the yield to the investor, adjusted for the initial value of mortgage servicing rights.
   The servicing fee is recognized as the related loan payments are received.


   Loans Receivable.

   Loans receivable are stated at unpaid principal balances, less unamortized unrealized losses, the allowance for loan losses, and net deferred loan-origination fees and discounts.

   Interest income is recognized using the interest method. Accrual of interest is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. At that time, any accrued but uncollected interest is reversed, and additional income is recorded only to the extent that payments are received and the collection of principal is reasonably assured.

   Loan Fees and Related Costs.

   Certain loan-origination fees, commitment fees, and direct loan-origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield. The Bank is amortizing these amounts into interest income, using the level-yield method, over the contractual life of the related loan.

   Other loan-origination and commitment fees not required to be recognized as a yield adjustment are included in loan fees.

   Mortgage Servicing Rights.

   Effective April 1, 1996, the Corporation adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," which amends the previously issued SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires recognition of mortgage servicing rights as assets regardless of how the rights are acquired. For loans which are subsequently sold or securitized, a portion of the cost of the loans is required to be allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The Statement further requires assessment of the value of the capitalized mortgage servicing rights for impairment. The Corporation amortizes mortgage servicing rights over the period of estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified by rate in the quarter in which the underlying loans are sold.

   Allowance for Loan Losses.

   The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired. The Corporation generally considers credit card, residential mortgage, and consumer installment loans to be large groups of smaller-balance homogeneous loans. These loans are collectively evaluated in the analysis of the adequacy of the allowance for loan losses.

   A loan is impaired when, based on current information, it is probable the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management considers on a loan by loan basis, the conditions which may constitute a minimum delay or shortfall in payment, as well as the factors which may influence its decision in determining when a loan is impaired. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

   The Corporation continues to maintain a general allowance for loans and foreclosed properties not considered impaired. The allowance for loan and foreclosed property losses is maintained at a level which management believes is adequate to provide for possible losses. Management periodically evaluates the adequacy of the allowance using the Corporation's past loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

   Office Properties and Equipment.

   Office properties and equipment are recorded at cost less accumulated depreciation. Maintenance and repair costs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded in income or expense, respectively.

   The cost of office properties and equipment is being depreciated by the straight-line method over the estimated useful lives. The cost of leasehold improvements is amortized on a straight-line method over the lesser of the term of the respective lease or the estimated economic life of the improvements.

   Advertising Costs.

   Advertising costs are expensed as incurred.

   Income Taxes.

   The Corporation files one consolidated federal income tax return. Federal income tax expense (credit) is allocated to each subsidiary based on an intercompany tax sharing agreement. Each subsidiary files separate state franchise tax returns.

   Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (credit) is the result of changes in the deferred tax asset and liability.

   Earnings Per Share.

   Earnings per share of common stock were computed based on consolidated net income and weighted average outstanding shares. The weighted average number of shares used to compute earnings per share for the years ended March 31, 1997, 1996, and 1995 were 2,409,456, 2,532,241, and 2,554,761, respectively. Common stock equivalents are computed using the treasury stock method. Primary and fully diluted earnings per share are the same for the years ended March 31, 1997, 1996, and 1995 as there is less than 3% dilution.

   Future Accounting Changes.

   In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The statement provides guidelines for classification of a transfer as a sale. The statement also requires liabilities incurred or obtained by transferors as a part of a transfer of financial assets be initially recorded at fair value. Subsequent to acquisition, the serviced assets and liabilities are to be amortized over the estimated net servicing period. This statement is required to be adopted for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996.

   In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers implementation of certain provisions of SFAS No. 125 for one year. Adoption of SFAS No. 127 is not anticipated to have a significant impact on the Corporation's financial condition or results of operations once implemented.

   Reclassifications.

   Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

   NOTE 2 - BUSINESS COMBINATIONS

   On November 13, 1996, the Corporation signed a definitive agreement to merge with OSB Financial Corp. ("OSB"). OSB is the parent company of Oshkosh Savings Bank, F.S.B., a $255 million thrift institution with seven banking locations in East Central Wisconsin. The resulting corporation will operate as FCB Financial Corp. and be headquartered in Oshkosh, Wisconsin. The transaction is to be accounted for under the purchase accounting method, and is expected to close in the second quarter of calendar 1997. The merger is subject to approval of the shareholders of both the Corporation and OSB, as well as various regulatory authorities. In the merger, each share of OSB common stock issued and outstanding immediately prior to the effective time of the merger will be canceled and converted into the right to receive 1.46 shares of Corporation common stock plus cash in lieu of fractional shares.

   NOTE 3 - INVESTMENT SECURITIES HELD TO MATURITY

   The amortized cost and estimated fair value of investment securities held to maturity at March 31 are as follows:


                                          Gross         Gross     Estimated
                             Amortized  Unrealized   Unrealized     Fair
                               Cost       Gains        Losses       Value
                                         (Dollars In Thousands)
     1997

   U.S. government
    securities              $ 2,996      $    -     $      7     $  2,989
   U.S. agency securities     5,999           -           35        5,964
                             ------       ------      ------      -------
                            $ 8,995      $    -     $     42     $  8,953
                             ======       ======      ======      =======
     1996

   U.S. government
    securities              $ 6,986      $    -     $     21     $  6,965
                             ======       ======      ======      =======

   There were no sales of investment securities during the years ended March 31, 1997, 1996, and 1995.

   The amortized cost and estimated fair value of all investment securities at March 31, 1997, by contractual maturity, are shown below:

                                                   Estimated
                                       Amortized     Fair
                                         Cost        Value

                                       (Dollars In Thousands)

     Due in one year or less              $2,996      $2,989
     Due after one year through
      five years                           5,999       5,964
                                           -----       -----
     Total                                $8,995      $8,953
                                           =====       =====

   Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

   NOTE 4 - MORTGAGE-RELATED SECURITIES

   The amortized cost and estimated fair value of mortgage-related securities at March 31 are as follows:

                                          Gross         Gross     Estimated
                             Amortized  Unrealized   Unrealized     Fair
                               Cost       Gains        Losses       Value
                                         (Dollars In Thousands)
     1997

   Available for Sale:

   Government National
     Mortgage Association
     Certificates          $  2,506      $    28     $     4     $  2,530
   Collateralized Mortgage
     Obligations              3,984           -          151        3,833
                            -------       ------      ------      -------
   Total                   $  6,490      $    28     $   155     $  6,363
                            =======       ======      ======      =======
   Held to Maturity:

   Government National
     Mortgage Association
     Certificates          $  1,393      $    24     $    -      $  1,417
   Collateralized Mortgage
     Obligations             10,546           22           7       10,561
   Federal Home Loan
     Mortgage Corporation
     Certificates             2,286           22           6        2,302
   Federal National
     Mortgage Association
     Certificates             2,306           27          -         2,333
                            -------      -------      ------       ------
   Total                   $ 16,531      $    95     $    13     $ 16,613
                            =======      =======      ======       ======

     1996

   Available for Sale:

   Government National
     Mortgage Association
     Certificates          $  2,964      $    54     $    -      $  3,018
   Collateralized Mortgage
     Obligations              3,984           -           96        3,888
                             ------       ------      ------      -------
   Total                   $  6,948      $    54     $    96     $  6,906
                             ======       ======      ======      =======

   Held to Maturity:

   Government National
     Mortgage Association
     Certificates          $  1,649      $    27     $    -      $  1,676
   Collateralized Mortgage
     Obligations             10,519           38          -        10,557
   Federal Home Loan
     Mortgage Corporation
     Certificates             2,755           15          -         2,770
   Federal National
     Mortgage Association
     Certificates             2,927           56          -         2,983
                             ------       ------      ------       ------
   Total                   $ 17,850      $   136     $    -      $ 17,986
                             ======       ======      ======       ======


   There were no sales of mortgage-related securities during the years ended March 31, 1997, 1996 and 1995. Expected maturities for mortgage-related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

   Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

   In October, 1995, the FASB issued a Special Report authorizing a change in classification of investment securities. This opportunity was created to enable entities to fine tune earlier decisions regarding classifications under Statement No. 115. Under the Special Report, reclassifications were to be made by December 31, 1995 at fair market value. As a result, the Corporation re-evaluated its investment portfolio and transferred mortgage-related securities with a book value of $7,075,000 and a market value of $7,042,000 from held to maturity to available for sale in December, 1995. Mortgage-related securities available for sale are shown on the statement of financial position at fair market value. The excess of cost over fair market value of the securities available for sale is shown net of tax as a separate component of shareholders' equity.

   NOTE 5 - LOANS RECEIVABLE

   Details of loans receivable at March 31 follow:

                                         1997        1996
                                       (Dollars In Thousands)

     First mortgage loans:
       One- to four-family residential  $132,985    $127,426
       Five or more family residential    12,379      13,275
       Commercial                         34,183      28,636
       Construction                       13,885      13,381
                                         -------     -------
       Subtotals                         193,432     182,718
                                         -------     -------
     Consumer loans:
       Home improvement and home equity   18,540      14,912
       Auto and recreational vehicles     15,635      11,974
       Educational                         1,186       1,036
       Other                                 649         469
                                         -------     -------
       Subtotals                          36,010      28,391
                                         -------     -------
     Totals                              229,442     211,109
                                         -------     -------
     Less:
       Undisbursed loan proceeds           5,791       4,307
       Unearned interest and loan fees       318         351
       Unamortized unrealized loss           432         479
       Allowance for loan losses           1,405       1,075
                                         -------     -------
       Subtotals                           7,946       6,212
                                         -------     -------
     Totals                             $221,496    $204,897
                                         =======     =======

   A summary of the activity in the allowance for loan losses is as follows:


                                 Year Ended March 31,
                               1997         1996        1995
                                   (Dollars In Thousands)

     Balance at beginning  $  1,075      $   875     $   840
     Provisions                 350          200          36
     Charge-offs                (20)          -           (1)
                             ------       ------      ------
     Balance at end        $  1,405      $ 1,075     $   875
                             ======       ======      ======

   Nonperforming loans, which include loans on which the accrual of interest has been discontinued, totaled $404,000 and $234,000 at March 31, 1997 and 1996, respectively. The Bank did not have any troubled debt restructurings at March 31, 1997 or 1996. The Bank did not have any impaired commercial loans during fiscal years 1997 and 1996, or at March 31, 1997 and 1996.

   More than 90% of the Bank's lending activity is with borrowers within its primary market area, East Central Wisconsin. Although the Bank has a diversified portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the general economic conditions of the area.

   NOTE 6 - LOAN SERVICING

   Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at March 31 are summarized as follows:


                               1997         1996        1995

                                  (Dollars in Thousands)

   Mortgage loan portfolios
    serviced for:
     Federal Home Loan
      Mortgage Corporation   $120,971     $116,275      $111,802
     Other investors            6,363        5,094         4,533
                              -------      -------       -------
   Totals                    $127,334     $121,369      $116,335
                              =======      =======       =======

   Custodial escrow balances maintained in connection with the foregoing loan servicing were $1,532,000 and $1,558,000 at March 31, 1997 and 1996, respectively.

   Mortgage servicing rights are required to be recognized as a separate asset and amortized over the estimated servicing income. An analysis of changes in mortgage servicing rights for 1997 is as follows:


                                  (Dollars In Thousands)

     Balance at April 1, 1996            $   -0-
       Capitalized amounts                   202
       Less amortization                      (8)
                                          ------
     Balance at March 31, 1997           $   194
                                          ======

   There was no impairment of mortgage servicing rights at March 31, 1997, therefore no valuation allowance was recorded.

   NOTE 7 - OFFICE PROPERTIES AND EQUIPMENT

   Office properties and equipment at March 31 consist of the following:

                                           1997           1996
                                          (Dollars In Thousands)

     Land and land improvements          $   997       $   997
     Buildings and building
        improvements                       4,128         4,128
     Leasehold improvements                   68            68
     Furniture, fixtures, and
        equipment                          1,683         1,573
     Automobiles                              39            39
                                          ------        ------
     Subtotals                             6,915         6,805
     Less - Accumulated depreciation       2,824         2,594
                                          ------        ------
     Total office properties and
        equipment                        $ 4,091       $ 4,211
                                          ======        ======

   NOTE 8 - DEPOSIT ACCOUNTS

   Deposit accounts at March 31 are summarized as follows:

                                      1997                     1996
                                          (Dollars In Thousands)
                                           Weighted                 Weighted
                                           Average                   Average
                              Amount         Rate      Amount         Rate

   NOW accounts:
     Non-interest bearing  $  2,967           -     $  2,591             -
     Interest bearing         9,235         1.61%      8,484           1.61%
   Regular savings accounts  17,593         2.73      18,896           2.73
   Money market accounts     17,588         3.98      17,703           3.82
   Certificate accounts     105,780         6.08     103,441           5.95
                            -------                  -------
   Totals                  $153,163         5.07    $151,115           4.95%
                            =======         ====     =======           ====

   Certificate accounts include $10.5 million and $7.5 million in denominations of $100,000 or more at March 31, 1997 and 1996, respectively.

   On March 31, 1997, certificate accounts have scheduled maturity dates as follows:

                          Matures During
                            Year Ended
                             March 31,            Amount

                               (Dollars In Thousands)

                               1998             $  81,738
                               1999                19,878
                               2000                 1,628
                               2001                 2,111
                               2002                   425
                                                  -------
     Totals                                     $ 105,780
                                                  =======

   Interest expense on deposit accounts consists of the following:

                                            Year Ended March 31,
                                    1997            1996            1995
                                           (Dollars In Thousands)

   NOW and money market accounts $   831         $   836           $   758
   Regular savings accounts          502             466               694
   Certificate accounts            6,297           6,326             4,428
   Advance payments by borrowers
    for taxes and insurance           74              75                70
                                  ------          ------            ------
     Totals                      $ 7,704         $ 7,703           $ 5,950
                                  ======          ======            ======


   NOTE 9 - BORROWED FUNDS

   Borrowed funds consist of FHLB advances at March 31 and are summarized as follows:

                                1997                        1996
                                     Weighted                    Weighted
                                     Average                      Average
                         Amount        Rate         Amount         Rate
                                     (Dollars In Thousands)
   FHLB advances
    maturing...
     1998              $27,000         5.51%      $22,500           5.38%
     1999                5,000         5.60         3,000           5.43
     2000               13,000         5.60         5,000           5.60
     2001                1,800         6.32         8,000           5.45
   Open Line of Credit  18,100         5.60        13,400           5.60
                        ------                     ------
     Total             $64,900         5.59%      $51,900           5.47%
                        ======                     ======

   The Corporation is required to maintain as collateral unencumbered one- to four-family mortgage loans such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The borrowings are also collateralized by the FHLB stock owned by the Corporation. The variable rate term borrowings at March 31, 1997, which are included in the above, total $11.0 million and are at interest rates tied to the one-month LIBOR index. The open line of credit interest rate is based on the FHLB's daily investment deposit rate plus 0.45%. Accrued interest payable on advances totaled $291,000 and $224,000 at March 31, 1997 and 1996, respectively.

   NOTE 10 - EMPLOYEE BENEFIT PLANS

   The Bank has a qualified defined contribution plan covering substantially all full-time employees who have completed one year of service and are at least 18 years old. Participating employees can contribute up to 15% of their compensation. The Bank may make discretionary contributions for the employee's benefit. There was no expense under this plan in 1997, 1996, and 1995.

   The Bank has Deferred Compensation Agreements with three employees and a Separation Benefit Plan with five employees. Each of these plans are nonqualified, supplemental retirement plans. Under each plan, the individual employees have a set amount to be accrued for at age 65. The current accrued liability is determined based on the present value of this gross amount. At March 31, 1997, the maximum liability which could be paid under these agreements is $358,000. The amount charged to operations was $26,000, $18,000, and $18,000 for 1997, 1996, and 1995, respectively, under these agreements.

   The Corporation has reserved 290,950 shares of common stock to be issued under a nonqualified stock option plan for employees and directors. A committee comprised of at least three directors of the Corporation administers the plan. The committee determines the persons to whom awards will be granted under the plan, except for certain option grants to nonemployee directors which are automatic pursuant to the terms of the plan. Options granted under the plan may be incentive stock options ("ISO") or nonincentive stock options ("SO"), provided that only SOs may be granted to nonemployee directors. The per share exercise price of options granted under the plan may not be less than the fair market value of a share of Corporation common stock on the date of grant, subject to certain additional limitations for ISOs granted to a 10% or more shareholder. Options granted under the plan and outstanding as of March 31, 1997 have an exercise term of ten years from the grant date. The plan also authorizes the committee to grant stock appreciation rights to officers and employees of the Corporation. The plan expires September 23, 2003, and is subject to early termination at the direction of the Board of Directors of the Corporation.

   The following is a summary of stock option activity:

                                        Shares           Option Price
                                     Under Option          Per Share

     Outstanding at April 1, 1994      130,344                $10
     Granted                             5,819                $15
     Exercised                          (5,819)               $10
                                       -------
     Outstanding at March 31, 1995     130,344                $10 - $15
     Exercised                         (12,500)               $10
                                       -------
     Outstanding at March 31, 1996     117,844                $10 - $15
     Exercised                          (7,189)               $10
                                       -------
     Outstanding at March 31, 1997     110,655                $10 - $15
                                       =======


   At March 31, 1997 there were 57,354 shares eligible for exercise. The options above are nonincentive stock options and are eligible to be exercised over a five-year period at 20% each year. As discussed in Note 2, the Corporation has entered into an agreement for a merger of equals. As part of this business combination, all outstanding options will become vested upon completion of the merger.

   In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Corporation adopted the provisions of the new standard effective April 1, 1996. As permitted by the statement, the Corporation did not adopt the fair value method of expense recognition for stock-based compensation awards. The Corporation continues to apply APB Opinion No. 25 in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net income and earnings per share would not have been affected as no options were granted in the years ended March 31, 1997 and 1996.

   The Corporation sponsors an ESOP for substantially all of its full-time employees. The ESOP originally borrowed $1,800,000 from FCB Financial Corp. and purchased 180,000 shares of Corporation common stock. The loan is payable in annual installments of approximately $243,000 including interest at a rate of 6.5% over a ten-year amortization. Contributions to the plan must be sufficient to service the ESOP loan. Any additional
   contributions are determined by the Board of Directors.   All dividends
   received by the ESOP are used to pay debt service. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. As shares are committed to be released, the Corporation reports ESOP expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. The cost of the unearned shares is reported in the consolidated statement of financial position as unearned compensation. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as ESOP expense. ESOP expense was $415,000, $380,000 and $328,000 for 1997, 1996, and 1995, respectively. Dividends received by the ESOP were approximately $123,200, $102,600 and $70,200 in 1997, 1996 and 1995, respectively, and were used to reduce loan principal. The fair value of unearned ESOP shares at March 31, 1997 totalled $1.9 million.

   Effective April 1, 1994, the Corporation adopted Statement of Position ("SOP") 93-6, "Employers Accounting for Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants. The SOP applies to the Corporation's Employee Stock Ownership Plan ("ESOP") shares that were not committed to be released as of April 1, 1994 and requires that 1) compensation expense be recognized based on the fair value of the ESOP shares when committed to be released rather than based on the cost of the shares to the ESOP as required under previous accounting, and 2) ESOP shares that have not been committed to be released are not considered outstanding for purposes of computing earnings per share, as was required by previous accounting.

   The following is a summary of ESOP shares at March 31:

                                          1997               1996

     Allocated                          90,461             67,390
     Committed to be released-              -
     Unearned                           87,708            112,610
                                       -------            -------
     Total                             178,169            180,000
                                       =======            =======

   During 1997, 1,831 allocated shares were distributed to former employees.


   NOTE 11 - INCOME TAXES

   The provision for income taxes consists of the following:

                                          Year Ended March 31,
                                    1997          1996         1995
                                         (Dollars In Thousands)

     Current tax expense (credit):
       Federal                    $1,431         $1,532       $1,113
       Low income housing credit     (70)           (70)         (70)
       State                         288            366          298
                                 -------        -------      -------
     Total current                 1,649          1,828        1,341
                                 -------        -------      -------
     Deferred tax expense
      (credit):
       Federal                        13           (129)         122
       State                           3            (32)          30
                                 -------        -------      -------
     Total deferred                   16           (161)         152
                                 -------        -------      -------
     Total provision for
      income taxes              $  1,665       $  1,667     $  1,493
                                 =======        =======      =======

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The major components of the net deferred tax asset as of March 31 are as follows:

                                    1997           1996
                                   (Dollars In Thousands)

   Deferred tax assets:
     Unrealized securities
      losses                     $    55        $    16
     Allowance for loan losses       201             -
     Deferred directors' fees        238            222
     Deferred loan fees               71             92
     Other - Net                      88            201
                                  ------         ------
       Total deferred tax assets     653            531
                                  ------         ------
   Deferred tax liabilities:
     Depreciation                    (32)            (9)
     FHLB stock dividends           (118)          (118)
     Mortgage servicing rights       (76)            -
                                  ------         ------
       Total deferred tax
        liabilities                 (226)          (127)
                                  ------         ------
     Net deferred tax asset      $   427        $   404
                                  ======         ======

   The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:


                                      Year Ended March 31,
                            1997              1996              1995
                      Amount    Percent  Amount  Percent   Amount   Percent
                                     (Dollars In Thousands)

   Income before
    provision for
    income taxes      $4,105      100%  $4,224      100%   $3,876     100%
                       =====      ====   =====      ====    =====     ====
   Tax at federal
    statutory rates   $1,396       34%  $1,436       34%   $1,318      34%
   Increase (decrease)
    in tax:
     State income
      taxes -
       Net of federal
        income tax
        benefits         191        5%     220        5%      216       6%
     Low income housing
      credit             (70)      (2%)    (70)      (2%)     (70)     (2%)
     ESOP compensation    56        1%      47        1%       39       1%
     Other                92        2%      34        1%      (10)      0%
                       -----      ----   -----      ----    -----     ----
   Totals             $1,665       40%  $1,667       39%   $1,493      39%
                       =====      ====   =====      ====    =====     ====


   Legislation was passed in 1996 to require recapture of previously allowed tax bad debt provisions. This legislation requires the Corporation to recapture its post-1987 reserves of $1,075,000 over an anticipated six-year period. The repayments have an immaterial impact on the income statement due to the current deferred tax implications of the allowance for loan losses. The following table summarizes the activity related to bad debt recapture:

                                   (Dollars In Thousands)

     Total recapture required                $     1,075
     1997 recapture recognized                      (179)
                                                --------
     Balance to be recaptured 1998-2002      $       896
                                                ========


   NOTE 12 - SHAREHOLDERS' EQUITY

   At the time of converting to a stock company, the Bank established a liquidation account in an amount equal to its total net worth as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. Except for the purchase of stock and payment of dividends by the Bank, the existence of the liquidation account will not restrict use or application of shareholders' equity.

   Under federal laws and regulations, the Bank is required to meet certain tangible, core, and risk-based capital requirements. Tangible capital generally consists of stockholder's equity minus certain intangible assets and investments in and advances to "nonincludable" subsidiaries. Core capital generally consists of tangible capital plus qualifying intangible assets. The risk-based capital requirements presently address risk related to both recorded assets and off-balance-sheet commitments and obligations.

   The following table summarizes the Bank's capital ratios and the ratios required by federal laws and regulations at March 31, 1997:


                                 Tangible       Core        Risk-Based
                                  Capital      Capital        Capital

     Bank's Regulatory Percentage 14.12%        14.12%         24.23%
     Required Regulatory
      Percentage                   1.50%         3.00%          8.00%
                                 -------       -------        -------
     Excess Regulatory Percentage 12.62%        11.12%         16.23%
                                 =======       =======        =======


                                 (Dollars In Thousands)

     Bank's Regulatory Capital   $38,030       $38,030        $39,522
     Required Regulatory Capital   4,039         8,077         13,050
                                 -------       -------        -------
     Excess Regulatory Capital   $33,991       $29,953        $26,472
                                 =======       =======        =======

   The Bank has been rated by the OTS as a Tier 1 institution which is defined as "an association that has capital immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution that is equal to or greater than the amount of its fully phased-in capital requirement." It is management's opinion, as of March 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject, and there were no conditions or events since the OTS's rating which would have changed the Bank's rating.

   The capital distribution regulations allow a Tier 1 association to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior OTS notice, with the opportunity for OTS to object to the distribution.

   The Bank has qualified under provisions of the Internal Revenue Code which permit as a deduction from taxable income an allowance for bad debts which differs from the provision for such losses charged to income.
   Accordingly, retained earnings at March 31, 1997, included approximately $7,400,000 for which no provision for federal income taxes has been made. If in the future this portion of retained earnings is used for any purpose other than to absorb bad debts, federal income taxes may be imposed at the then applicable rates.


   NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

   The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are in the form of commitments to extend credit and involve elements of credit risk in excess of the amount recognized in the consolidated statement of financial condition.

   The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

   Financial instruments whose contract amounts represent credit risk at March 31 are as follows:

                                                1997           1996
                                              (Dollars In Thousands)

     Commitments to extend credit:
       Fixed rate (6.50% - 8.375% at March 31,
        1997 and 6.875% - 8.25% at March 31,
        1996)                                 $  6,145       $  5,649
       Adjustable rate (6.75% - 8.75% at
        March 31, 1997 and 5.875% - 8.50%
        at March 31, 1996)                       3,234          4,700
                                               -------        -------
     Total outstanding commitments            $  9,379       $ 10,349
                                               =======        =======
     Unused lines of credit                   $  2,270       $  1,473
                                               =======        =======
     Commitments to sell loans                $  3,247       $     -
                                               =======        =======


   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates not exceeding a maximum of 45 days or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the party.

   The Corporation frequently enters into loan sale commitments prior to closing loans in order to limit interest rate risk for the period of time between when a loan is committed and when it is sold. These sale commitments are typically made on a loan by loan basis.

   NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of the Corporation's financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the consolidated statement of financial condition for cash and short-term interest-bearing deposits approximate those assets' fair values.

     Investment and mortgage-related securities: Fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans receivable and loans held for sale: For certain homogeneous categories of loans, such as fixed-rate residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The carrying amount of accrued interest approximates its fair value. Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying value of impaired loans approximates the estimated fair value for these assets.

     Mortgage servicing rights: The fair value of mortgage servicing rights is based on the present value of future cash flows using discounted rates applicable to the level of risk of the underlying loans.

     Deposit accounts: The fair value of NOW, passbook, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificate accounts is estimated using discounted cash flows with discount rates at interest rates currently offered for deposits of similar remaining maturities.

     Borrowed funds: Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date. The fair value of borrowed funds with fixed terms is estimated using discounted cash flows with discount rates at interest rates currently offered by lenders for similar remaining maturities.

     Off-balance-sheet instruments: The fair value of commitments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counter parties. Since this amount is immaterial, no amounts for fair value are presented.

     Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected prepayment experience, current economic conditions, risk characteristics
     of various financial instruments, and other factors.   These estimates
     are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

     The carrying value and estimated fair value of financial instruments at March 31 were as follows:

                                     1997                    1996
                             Carrying    Estimated  Carrying       Estimated
                              Amount    Fair Value   Amount       Fair Value
                                        (Dollars In Thousands)

   Financial assets:
     Cash and cash
      equivalents            $4,628      $4,628        $4,792        $4,792
     Securities              31,889      31,929        31,742        31,857
     Federal Home Loan
      Bank stock              3,245       3,245         2,595         2,595
     Total loans - Net      224,766     225,561       210,058       212,930
     Mortgage servicing
      rights                    194         239            -             -
                            -------     -------       -------       -------
   Total financial
    assets                 $264,722    $265,602      $249,187      $252,174
                            =======     =======       =======       =======
   Financial liabilities:
     Deposit accounts      $153,163    $153,668      $151,115      $152,252
     Borrowed funds          64,900      64,526        51,900        51,729
                            -------     -------       -------       -------
   Total financial
    liabilities            $218,063    $218,194      $203,015      $203,981
                            =======     =======       =======       =======



   NOTE 15 - PARENT COMPANY ONLY FINANCIAL STATEMENTS


                        STATEMENTS OF FINANCIAL CONDITION
                             March 31, 1997 and 1996
                             (Dollars In Thousands)

                                     ASSETS

                                           1997          1996

     Cash                               $   778       $   145
     Mortgage-related securities
      available for sale                  3,833         3,888
     Investment in subsidiary            38,654        37,733
     Other assets                         4,652         5,944
                                         ------        ------
     TOTAL ASSETS                       $47,917       $47,710
                                         ======        ======


                      LIABILITIES AND SHAREHOLDERS' EQUITY


     Other liabilities                  $   485       $   518
     Total shareholders' equity          47,432        47,192
                                         ------        ------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY              $47,917       $47,710
                                         ======        ======


                              STATEMENTS OF INCOME
                   Years Ended March 31, 1997, 1996, and 1995
                             (Dollars In Thousands)

                                           1997          1996          1995

     Interest and dividend income        $2,222        $2,154        $1,803
     Equity in undistributed net
      income of subsidiary                  471           729           945
                                          -----         -----         -----
     Total income                         2,693         2,883         2,748
     Other expense                          124           155           141
                                          -----         -----         -----
     Income before provision for
      income taxes                        2,569         2,728         2,607
     Provision for income taxes             129           171           224
                                          -----         -----         -----
     Net income                          $2,440        $2,557        $2,383
                                          =====         =====         =====

                            STATEMENTS OF CASH FLOWS
                   Years Ended March 31, 1997, 1996, and 1995
                             (Dollars In Thousands)

                                           1997          1996          1995

   Cash flows from operating
    activities:
   Net income                            $2,440        $2,557        $2,383
                                          -----         -----         -----
     Adjustments to reconcile net
      income to net cash provided by
      operating activities:
       Equity in net income of
        subsidiary                       (2,176)       (2,229)       (2,011)
       Increase in other assets              (8)         (366)         (104)
       Increase (decrease) in
        other liabilities                  (100)           78            87
                                         ------        ------        ------
     Total adjustments                   (2,284)       (2,517)       (2,028)
                                         ------        ------        ------
   Net cash provided by operating
    activities                              156            40           355
                                         ------        ------        ------
   Cash flows from investing activities:
       Proceeds from maturities of
        investment securities held
        to maturity                          -          2,000            -
       Dividend received from subsidiary  1,705         1,500         1,066
       Net decrease (increase) in
          note receivable                 1,326          (258)        2,980
                                         ------        ------        ------
   Net cash provided by investing
    activities                            3,031         3,242         4,046
                                         ------        ------        ------
   Cash flows from financing activities:
       Purchase of treasury common stock   (997)       (2,407)       (3,130)
       Proceeds from exercise of
        stock options                        72           125            59
       Dividends paid                    (1,629)       (1,423)       (1,013)
                                         ------        ------        ------
   Net cash used in financing
    activities                           (2,554)       (3,705)       (4,084)
                                         ------        ------        ------
   Net increase (decrease) in cash          633          (423)          317
   Cash at beginning                        145           568           251
                                         ------        ------        ------
   Cash at end                          $   778       $   145       $   568
                                         ======        ======        ======

                     INDEPENDENT AUDITOR'S REPORT





   Board of Directors and Shareholders
   FCB Financial Corp.
   Neenah, Wisconsin


   We have audited the accompanying consolidated statements of financial condition of FCB Financial Corp. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of FCB Financial Corp. and Subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                    /s/ Wipfli Ullrich Bertelson LLP



   April 16, 1997
   Green Bay, Wisconsin



                 REPORT OF MANAGEMENT RESPONSIBILITIES





   Management is responsible for the preparation, content and integrity of the financial statements and all other financial information included in this Annual Report on Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles.

   The Corporation maintains a system of internal controls designed to provide reasonable assurance as to the integrity of financial records and the protection of assets. The system of internal controls includes written policies and procedures, proper delegation of authority and organizational division of responsibilities, and the careful selection and training of qualified personnel.

   Management recognizes that the cost of a system of internal controls should not exceed the benefits derived and that there are inherent limitations to be considered in the potential effectiveness of any system. However, management believes that the system of internal controls provides reasonable assurances that financial transactions are recorded properly to permit the preparation of reliable financial statements.

   The Audit Committee of the Board of Directors is composed of a majority of outside directors and has the responsibility for the recommendation of the independent auditors for the Corporation. The Committee meets regularly with independent auditors to review the scope of their audits and audit reports and to discuss any action to be taken. The independent auditors have free access to the Audit Committee.




   /s/ Donald D. Parker

   Donald D. Parker
   Chairman of the Board


   /s/ Phillip J. Schoofs

   Phillip J. Schoofs
   Vice President,
   Treasurer and Chief Financial Officer

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                    SUPPLEMENTAL CONSOLIDATED FINANCIAL DATA
                                   (Unaudited)

   FISCAL YEAR 1997
                              FIRST      SECOND         THIRD        FOURTH
                            (Dollars In Thousands, Except Per Share Amounts)

     Interest and dividend
      income                 $4,852      $4,986        $5,081        $5,046
     Interest expense         2,617       2,715         2,753         2,742
                              -----       -----         -----         -----
     Net interest income      2,235       2,271         2,328         2,304
     Provision for loan
      losses                     50          50           100           150
                              -----       -----         -----         -----
     Net interest income
      after provision for
      loan losses             2,185       2,221         2,228         2,154
     Net gain on sale
      of loans                    5         119           146            18
     Other noninterest income   170         172           179           178
     Operating expenses       1,122       2,157         1,215         1,176
                              -----       -----         -----         -----
     Income before provision
      for income taxes        1,238         355         1,338         1,174
     Provision for income
      taxes                     481         136           589           459
                              -----       -----         -----         -----
     Net income                $757        $219          $749          $715
                              =====       =====         =====         =====
     Earnings per share       $0.31       $0.09         $0.31         $0.30
                              -----       -----         -----         -----
     Dividends declared
      per share               $0.18       $0.18         $0.18         $0.18
                              -----       -----         -----         -----
     Per share stock
      price ranges:
       High                  $18.25      $17.75        $19.50        $23.50
       Low                   $17.50      $17.00        $17.25        $18.50
       Close                 $17.50      $17.25        $18.50        $22.00

   FISCAL YEAR 1996
                              FIRST      SECOND         THIRD        FOURTH
                             (Dollars In Thousands, Except Per Share Amounts)

     Interest and dividend
      income                 $4,370      $4,529        $4,695        $4,725
     Interest expense         2,477       2,524         2,553         2,527
                              -----       -----         -----         -----
     Net interest income      1,893       2,005         2,142         2,198
     Provision for loan
      losses                     50          50            50            50
                              -----       -----         -----         -----
     Net interest income
      after provision for
      loan losses             1,843       1,955         2,092         2,148
     Net gain (loss) on
      sale of loans              19          25            59           (23)
     Other noninterest income   172         175           167           171
     Operating expenses       1,094       1,123         1,171         1,191
                              -----       -----         -----         -----
     Income before provision
      for income taxes          940       1,032         1,147         1,105
     Provision for income
      taxes                     371         410           453           433
                              -----       -----         -----         -----
     Net income                $569        $622          $694          $672
                              =====       =====         =====         =====
     Earnings per share       $0.22       $0.25         $0.27         $0.27
                              -----       -----         -----         -----
     Dividends declared
      per share               $0.15       $0.15         $0.15         $0.15
                              -----       -----         -----         -----
     Per share stock price
      ranges:
       High                  $16.00      $17.75        $18.50        $18.50
       Low                   $14.75      $15.25        $16.25        $17.25
       Close                 $15.50      $17.00        $18.50        $18.00


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.


                                     PART III

   Item 10    Directors and Executive Officers of the Registrant

        Pursuant to Instruction G, the information required by this Item with respect to directors is hereby incorporated herein by reference from the information contained under the section captioned "Election of Directors" set forth in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Shareholders ("Proxy Statement"). Information concerning the executive officers of the Corporation is included under separate caption in Part I of this document.

   Item 11.   Executive Compensation

        Pursuant to Instruction G, the information required by this Item is hereby incorporated herein by reference from the information contained under the sections captioned "Board of Directors - Director Compensation" and "Executive Compensation" set forth in the Proxy Statement provided, however, that the section captioned "Executive Compensation - Report of Executive Compensation" shall not be deemed to be incorporated herein by reference.

   Item 12.   Security Ownership of Certain Beneficial Owners and Management

        Pursuant to Instruction G, the information required by this Item is hereby incorporated herein by reference from the information contained under the section captioned "Principal Shareholders" set forth in the Proxy Statement.

   Item 13.   Certain Relationships and Related Transactions

        Pursuant to Instruction G, the information required by this Item is hereby incorporated herein by reference from the information contained under the section captioned "Executive Compensation - Certain
   Transactions" set forth in the Proxy Statement.


                                     PART IV

   Item 14.   Financial Statement Schedules, and Reports on Form 8-K

        (a)(1)Financial Statements.

        The Consolidated Financial Statements and Auditors' Report listed below are included in the in Part II, Item 8 hereof and incorporated herein by reference.

        1.    Independent Auditors' Report.

        2. Consolidated Statements of Financial Condition at March 31, 1997 and 1996.

        3. Consolidated Statements of Income for the Years Ended March 31, 1997, 1996 and 1995.

        4. Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1997, 1996 and 1995.

        5. Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996 and 1995.

        6.    Notes to Consolidated Financial Statements.

        (a)(2)Financial Statement Schedules

        All schedules are omitted because they are not required or are not applicable or the required information is included in the Corporation's Consolidated Financial Statements.

        (a)(3)Exhibits

        See Exhibit Index and exhibits attached.

        (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the Corporation during the last quarter of the 1997 fiscal year.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FCB FINANCIAL CORP.

   Date:  June 16, 1997

                                               By: /s/ Donald D. Parker
                                               Donald D. Parker
                                               Chairman of the Board
                                               and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   /s/ James J. Rothenbach  /s/ Richard A. Bergstrom /s/ Dr. Edwin L. Downing
   James J. Rothenbach      Richard A. Bergstrom     Dr. Edwin L. Downing
   President, Chief         Director                 Director
   Executive Officer and
   Director (Principal
    Executive Officer)

   Date:  June 16, 1997     Date:  June 16, 1997     Date:  June 16, 1997



   /s/ Phillip J. Schoofs   /s/ Walter H. Drew       /s/ Thomas C. Butterbrodt
   Phillip J. Schoofs       Walter H. Drew           Thomas C. Butterbrodt
   Vice President,          Director                 Director
   Treasurer and Chief
   Financial Officer
   (Principal Financial and
   Accounting Officer)

   Date:  June 16, 1997     Date:  June 16, 1997     Date:  June 16, 1997



   /s/ David L. Erdmann     /s/ Donald S. Koskinen   /s/ Ronald L. Tenpas
   David L. Erdmann         Donald S. Koskinen       Ronald L. Tenpas
   Director                 Director                 Director

   Date:  June 16, 1997     Date:  June 16, 1997     Date:  June 16, 1997



   /s/ William A. Raaths    /s/ William J. Schmidt   /s/ David L. Baston
   William A. Raaths        William J. Schmidt       David L. Baston
   Director                 Director                 Director

   Date:  June 16, 1997     Date:  June 16, 1997     Date:  June 16, 1997



   /s/ David L. Geurden     /s/ David L. Omachinski
   David L. Geurden         David L. Omachinski
   Director                 Director

   Date:  June 16, 1997     Date:  June 16, 1997

                                  EXHIBIT INDEX


   Exhibit No.              Exhibit


       2.1 Agreement and Plan of Merger between FCB Financial Corp. and OSB Financial Corp., herein dated November 13, 1996 (incorporated herein by reference to Exhibit 2.1 of Registrant's Form S-4 Registration Statement, Registration No. 333-23177)

       3.1       Articles of Incorporation of FCB Financial Corp.
                 (incorporated herein by reference to Exhibit 3.1 of Registrant's Form S-1 Registration Statement, Registration N0. 33-53204)

       3.2 Bylaws of FCB Financial Corp. (incorporated herein by reference to Exhibit 3.2 of Registrant's Form S-1 Registration Statement, Registration No. 33-63204)

       10.1 FCB Financial Corp. 1993 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.1 of Registrant's Form S-8 Registration Statement, Registration No. 33-82584)*

       10.2 OSB Financial Corp. 1992 Stock and Incentive Plan (incorporated by reference under File No. 0-20335 to Exhibit A of OSB Financial Corp.'s Definitive Proxy Statement for the First Annual Meeting of Stockholders held on April 22, 1993; filed on March 25, 1993)*

       10.3 Amendment to OSB Financial Corp. 1992 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit
                 4.2 of Registrant's Form S-8 Registration Statement, Registration No. 333-27135)*

       10.4 FCB Financial Corp. Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.3 of Registrant's Form S-1 Registration Statement, Registration No. 33-63204)*

       10.5 Fox Cities Bank, F. S.B. Management Bonus Plan (incorporated herein by reference to Exhibit 10.4 of Registrant's Form S-1 Registration Statement, Registration N. 33-63204)*

       10.6 Deferred Compensation Agreement between Fox Cities Bank, F.S.B. and Donald D. Parker (incorporated herein by reference to Exhibit 10.5 of Registrant's Form S-1 Registration Statement, Registration No. 33-63204)*

       10.7 Deferred Compensation Agreement between Fox Cities Bank, F.S.B. and Harold L. Hermansen (incorporated herein by reference to Exhibit 10.6 of Registrant's Form S-1 Registration Statement, Registration No. 33-63204)*

       10.8 Employment Agreement with Donald D. Parker, dated May 1, 1997 (incorporated herein by reference under File No. 0-22066 to Exhibit 2.2 of Registrant's Current Report on Form 8-K, dated May 1, 1997)*

       10.9 Employment Agreement with James J. Rothenbach, dated May 1. 1997 (incorporated herein by reference under File No. 0-22066 to Exhibit 2.3 of Registrant's Current Report on Form 8-K, dated May 1, 1997)*

       10.10 Employment Agreement with Phillip J. Schoofs, dated May 1. 1997 (incorporated herein by reference under File No. 0-22066 to Exhibit 2.4 of Registrant's Current Report on Form 8-K, dated May 1, 1997)*

       10.11 Employment Agreement with Theodore W. Hoff, dated May 1. 1997 (incorporated herein by reference under File No. 0-22066 to Exhibit 2.5 of Registrant's Current Report on Form 8-K, dated May 1, 1997)*

       10.12 Employment Agreement with Harold L. Hermansen, dated May 1. 1997 (incorporated herein by reference under File No. 0-22066 to Exhibit 2.6 of Registrant's Current Report on Form 8-K, dated May 1, 1997)*

       10.13 Unfunded Deferred Compensation Plan for the Directors of Fox Cities Bank, F.S.B. (incorporated by reference to Exhibit
                 10.12 of Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1994)*

       11        Statement re: Computation of per Share Earnings

       21        Subsidiaries of the Registrant

       23        Consent of Wipfli Ullrich Bertelson LLP

       27        Financial Data Schedule (EDGAR version only)

   * A management contract or compensatory plan or arrangement.


   Fox Cities Bank, F.S.B., a wholly-owned subsidiary of the Registrant, is the obligor under several long-term loan agreements with the Federal Home Loan Bank of Chicago. The loan agreements are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these documents will be furnished to the Securities and Exchange Commission upon request.