Form 10-Q
period 1997-06-30
FCB FINANCIAL CORP
filed 1997-08-14
CIK 906195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission File Number:  0-22066

                               FCB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Wisconsin                                       39-1760287
   (State or other jurisdiction of incorporation             (IRS Employer
           or organization)                               Identification No.)

     420 South Koeller Street, Oshkosh, WI                             54902
   (Address of principal executive office)(Zip Code)

                                  (920) 236-3680
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X         No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class:  Common Stock, $.01 Par Value

          Number of shares outstanding as of June 30, 1997:   4,073,147

                              FCB FINANCIAL CORP.

                               INDEX -- FORM 10-Q


   Part I--Financial Information                                     Page No.


   Item 1--Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition as of
         June 30, 1997 and March 31, 1997                                1

        Consolidated Statements of Income for the Three
          Months Ended June 30, 1997 and 1996                            3

        Consolidated Statements of Shareholders' Equity for the
         Three Months Ended June 30, 1997 and 1996                       4

        Consolidated Statements of Cash Flows for the Three
         Months Ended June 30, 1997 and 1996                             5

        Notes to Consolidated Financial Statements                       7

   Item 2 --Management's Discussion and Analysis

        Results of Operations                                           11

        Changes in Financial Condition                                  12

        Asset Quality                                                   13

        Liquidity & Capital Resources                                   15

        Other Matters                                                   16

   Part II--Other Information


   Item 4 --Submission of Matters to a Vote of Security Holders         17

   Item 6 --Exhibits and Reports on Form 8-K                            17

                         Part I - Financial Information


    Item 1--Financial Statements


                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        June 30, 1997 and March 31, 1997

                                   (Unaudited)


                    ASSETS



                                                 June 30         March 31
                                                   1997             1997

                                                       (In thousands)


    Cash and cash equivalents                $       7,185    $       4,628
    Investment securities available
     for sale, at fair value                           897                --
    Investment securities held to
     maturity (estimated fair value
     of $35,876 and $8,953 at
     June 30, 1997 and March 31,
     1997, respectively)                            34,825            8,995
    Mortgage-related securities
     available for sale, at fair
     value                                          33,562            6,363
    Mortgage-related securities held
     to maturity (estimated fair
     value of $28,362 and
     $16,613 at June 30, 1997 and
     March 31, 1997, respectively)                  28,062           16,531
    Investment in Federal Home Loan
     Bank stock, at cost                             6,028            3,245
    Loans held for sale - Net of
     unrealized loss of $30 and $87
     at June 30, 1997 and
     March 31, 1997, respectively                    4,861            3,270
    Loans receivable - Net                         398,630          221,496
    Office properties and equipment                  6,061            4,091
    Other assets                                     6,092            2,566
                                                   -------          -------

    TOTAL ASSETS                             $     526,203    $     271,185
                                                   =======          =======


    See accompanying notes to the unaudited consolidated financial statements.

                     FCB FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       June 30, 1997 and March 31, 1997
                                  (Unaudited)


     LIABILITIES AND SHAREHOLDERS' EQUITY



                                               June 30          March 31
                                                1997              1997
                                                    (In thousands)
    Liabilities:
         Deposit accounts                $       317,629    $     153,163
         Borrowed funds                          117,160           64,900
         Advance payments by borrowers
          for taxes and insurance                  6,275            2,586
         Other liabilities                         8,583            3,104
                                                 -------          -------
         Total liabilities                       449,647          223,753
                                                 -------          -------
    Commitments and contingencies

    Shareholders' Equity:
         Common stock - $.01 par value                45               29
         Additional paid-in capital               58,926           28,911
         Retained earnings -
          Substantially restricted                26,464           26,630
         Unrealized gain (loss) on
          securities available for
          sale - Net of tax                           15              (72)
         Unearned compensation - ESOP             (1,282)            (869)
         Treasury common stock, at
          cost                                    (7,612)          (7,197)
                                                 -------          -------
         Total shareholders' equity               76,556           47,432
                                                 -------          -------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                 $       526,203    $     271,185
                                                 =======          =======


    See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    Three Months Ended June 30, 1997 and 1996
                                   (Unaudited)



                                                   Three Months Ended
                                                         June 30
                                                   1997              1996
                                            (In thousands except per share
                                                       numbers)
    Interest and dividend income:

         Mortgage loans                     $        5,537     $      3,677
         Other loans                                 1,456              621
         Investment securities                         392               96
         Mortgage-related securities                   887              400
         Dividends on stock in Federal
          Home Loan Bank                                87               45
         Interest-bearing deposits                      17               13
                                                    ------           ------
              Total interest and dividend
               income                                8,376            4,852
                                                    ------           ------

    Interest expense:

         Deposit accounts                            3,273            1,916
         Borrowed funds                              1,423              701
                                                    ------           ------
              Total interest expense                 4,696            2,617
                                                    ------           ------

    Net interest income                              3,680            2,235
    Provision for loan losses                          500               50
                                                    ------           ------
    Net interest income after provision
     for loan losses                                 3,180            2,185
                                                    ------           ------

    Noninterest income:
         Loan fees - Net                               160               91
         Gain on sale of loans - Net                   140                5
         Gain on sale of mortgage-related
          securities available for sale                 99                --
         Deposit fees                                  137               30
         Other income                                   97               49
                                                    ------           ------
              Total noninterest income                 633              175
                                                    ------           ------

    Operating expenses:
         Compensation, payroll taxes and
          other employee benefits                    1,083              567
         Marketing                                      92               51
         Occupancy                                     286              171
         Data processing                               155               61
         Federal insurance premiums                     44               89
         Merger-related charges                        827               --
         Other                                         302              183
                                                    ------           ------

              Total operating expenses               2,789            1,122
                                                    ------           ------

    Income before provision for income
     taxes                                           1,024            1,238
    Provision for income taxes                         334              481
                                                    ------           ------
    NET INCOME                              $          690     $        757
                                                    ======           ======

    EARNINGS PER SHARE - See note 5         $         0.20     $       0.31
                                                    ======           ======

    DIVIDENDS DECLARED PER SHARE            $         0.18     $       0.18
                                                    ======           ======


    See accompanying notes to the unaudited consolidated financial statements.


                                               FCB FINANCIAL CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            Three Months Ended June 30, 1997 and 1996
                                                     (Unaudited-in thousands)
                                                                         Unrealized
                                                                         Gain (Loss)
                                                                             on
                                                                         Securities
                                              Additional                  Available        Unearned       Treasury
                                  Common       Paid-in      Retained     For Sale -     Compensation-      Common
                                   Stock       Capital      Earnings     Net of Tax          ESOP           Stock       Total

   Balance at March 31, 1996  $        29  $     28,693   $   25,930  $         (26)  $        (1,118) $    (6,316) $   47,192

   Net income for three
    months ended June 30,
    1996                                                         757                                                      757

   Cash dividends declared
    ($.18 per share)                                            (422)                                                    (422)

   Amortization of unearned
    compensation - ESOP                              48                                            64                     112

   Increase in unrealized
    loss on securities
    available for sale - Net
    of tax                                                                      (17)                                      (17)

   Exercise of stock
    options - 3,000 treasury
    common shares                                                (18)                                           48         30

   Purchase of treasury
    common stock - 56,000
    shares                                                                                                    (997)      (997)
                                   ------        ------       ------        -------            ------       ------     ------
   Balance at June 30, 1996            29        28,741       26,247            (43)           (1,054)      (7,265)     46,655

   Net income for nine
    months ended March 31,
    1997                                                       1,683                                                    1,683

   Cash dividends declared
    ($.54 per share)                                          (1,274)                                                  (1,274)

   Amortization of unearned
    compensation - ESOP                             170                                           185                     355

   Increase in unrealized
    loss on securities
    available for sale - Net of
    tax                                                                         (29)                                      (29)

   Exercise of stock
    options - 4,189 treasury
    common shares                                                (26)                                           68         42
                                   ------        ------       ------        -------            ------       ------     ------
   Balance at March 31, 1997           29        28,911       26,630            (72)             (869)      (7,197)     47,432

   Net income for three
    months ended June 30,
    1997                                                         690                                                      690

   Cash dividends declared
    ($.18 per share)                                            (707)                                                    (707)

   Amortization of unearned
    compensation - ESOP                             108                                            74                     182

   Change in unrealized gain
    (loss) on securities
    available for sale - Net of
    tax                                                                          87                                        87

   Exercise of stock
    options - 32,666
    treasury common shares                                      (149)                                          532        383

   Purchase of treasury
    common stock - 40,000
    shares                                                                                                    (947)      (947)

   Acquisition of OSB
    Financial Corp.                    16        29,907                                          (487)                 29,436
                                   ------        ------       ------        -------            ------       ------     ------
   Balance at June 30, 1997   $        45  $     58,926   $   26,464  $          15   $        (1,282) $    (7,612) $  76,556
                                   ======        ======       ======         ======            ======       ======     ======


   See accompanying notes to the unaudited consolidated financial statements.

                  FCB FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three Months Ended June 30, 1997 and 1996
                               (Unaudited)



                                                 Three Months Ended
                                                       June 30
                                                  1997        1996

                                                   (in thousands)

   Operating activities:
      Net income                              $     690   $      757
                                                 ------       ------

      Adjustments to reconcile net income to
       net cash provided by operating
       activities:

        Depreciation and net amortization
        (accretion)                                  45           59
        Provision for loan losses                   500           50
        Gain on sale of assets                     (239)          (5)
        Loans originated for sale                (7,177)      (5,368)
        Proceeds from loan sales                  6,250        4,536
        Changes in operating assets and
        liabilities                               1,477          868
        Unearned compensation - ESOP                182          112
                                                 ------       ------
              Total adjustments                   1,038          252
                                                 ------       ------

   Net cash provided by operating activities      1,728        1,009
                                                 ------       ------



   Cash flows from investing activities:
      Purchases of investment securities
      held to maturity                           (1,968)      (2,000)
      Maturities of investment securities
      held to maturity                                0        2,000
      Principal repayments on
      mortgage-related securities available
      for sale                                      575          149
      Sale of mortgage-related securities
      available for sale                          3,426            0
      Principal repayments on
      mortgage-related securities held to
      maturity                                      500          486
      Redemption of Federal Home Loan Bank
      stock                                         175            0
      Purchase of Federal Home Loan Bank
      stock                                         (40)        (268)
      Net increase in loans                      (1,933)      (9,254)
      Capital expenditures                           (3)         (54)
      Net cash received in acquisition            3,104            0
                                                 ------       ------
   Net cash provided by (used in) investing
   activities                                     3,836       (8,941)
                                                 ------       ------
   Cash flows from financing activities:

      Net increase in deposit accounts            2,190        2,316
      Net increase (decrease) in borrowed
      funds                                      (6,100)       5,355
      Net increase in advance payments by
      borrowers for taxes and insurance           1,894        1,465
      Proceeds from exercise of stock
      options                                       383           30
      Purchase of treasury common stock            (947)        (997)
      Dividends paid                               (427)        (360)
                                                 ------       ------

   Net cash provided by (used in) financing
   activities                                    (3,007)       7,809
                                                 ------       ------

   Net increase (decrease) in cash and cash
   equivalents                                    2,557         (123)

   Cash and cash equivalents at beginning         4,628        4,792
                                                 ------       ------
   Cash and cash equivalents at end           $   7,185   $    4,669
                                                 ======       ======

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   Three Months Ended June 30, 1997 and 1996
                                  (Unaudited)


                                                      Three Months Ended
                                                            June 30
                                                       1997         1996
                                                         (In thousands)

   Supplemental cash flow information:

      Cash paid (received) during the quarter
      for:

        Interest on deposit accounts              $     3,258   $     1,853
        Interest on borrowed funds                      1,429           685
        Income taxes                                     (127)           93

      Supplemental schedule of non-cash
      investing activities:

        Loans transferred to other real estate             63             0




        See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   NOTE 1-PRINCIPLES OF CONSOLIDATION

   FCB Financial Corp. (the "Corporation") is the holding company for Fox Cities Bank, F.S.B. (the "Bank"). The accompanying unaudited consolidated financial statements include the accounts of the Corporation, the Bank and the Bank's wholly-owned subsidiaries, Fox Cities Financial Services, Inc. ("FCFS") and Fox Cities Investments, Inc. ("FCI"), after elimination of significant intercompany accounts and transactions. FCFS sells tax-deferred annuities and investment securities. In addition, FCFS has a 50% ownership in a low/moderate income apartment building partnership.
   The partnership qualifies for federal low income housing tax credits.
   FCI, a Nevada corporation, owns and manages a portfolio of investment securities, all of which are permissible investments of the Bank itself.

   NOTE 2-BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended June 30, 1997 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 1997 included in the Corporation's Annual Report on Form 10-K (Commission File Number 0-22066) as filed with the Securities and Exchange Commission.

   NOTE 3-BUSINESS COMBINATIONS

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

   Under the terms of the Merger Agreement, each share of common stock, $.01 par value, of OSB (the "OSB Common Stock") issued and outstanding immediately prior to the effectiveness of the Merger was (except as otherwise provided below) canceled and converted into the right to receive
   1.46 shares of the common stock, $.01 par value, of the Corporation (the "FCB Common Stock") plus cash in lieu of any fractional share. All shares of OSB Common Stock (I) owned by OSB as treasury stock, (ii) owned by OSB Management Development and Recognition Plans and not allocated to participants thereunder and (iii) owned by the Corporation were canceled and no FCB Common Stock or other consideration was given in exchange therefor. Of the 1,157,534 shares of OSB Common Stock issued and outstanding at the effective time of the Merger, 48,650 shares were canceled pursuant to the preceding sentence and the remaining 1,108,884 shares were converted into shares of FCB Common Stock and cash in lieu of fractional shares as described above. Shares of FCB Common Stock which were issued and outstanding at the time of the Merger were not affected by the Merger and remain outstanding. In connection with the Merger, Oshkosh Savings Bank, F.S.B., a federally chartered stock savings association and subsidiary of OSB, was merged with and into the Bank. The Bank was the surviving corporation in that merger.

   The Merger was accounted for as a purchase. Accordingly, the related accounts and results of operations of OSB are included in Corporation's consolidated financial statements from the date of acquisition. Prior period results and balances have not been restated in connection with the Merger.

   The following presents pro-forma information as though the two corporations had combined at the beginning of each of the periods presented (dollars in thousands, except per share information):

                                     Three Months        Three Months
                                         Ended               Ended
                                     June 30, 1997       June 30, 1996

   Revenue                             $10,699              $9,734
   Income before extraordinary
    items and cumulative effect of
     accounting changes                   $632              $1,214
   Net income                             $632              $1,214
   Earnings per share before
     extraordinary items and cumulative
     effect of accounting changes        $0.16               $0.30
        Earnings per share               $0.16               $0.30


   Additional information relating to the Merger is included in the Corporation's Current Report on Form 8-K, dated May 1, 1997, to which reference is hereby made.

   NOTE 4-ACCOUNTING CHANGES

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS and further requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The statement requires restatement of all prior-period EPS data presented. Management anticipates that adoption of this statement will not materially effect the consolidated financial statements of the Corporation.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise display an amount representing total comprehensive income for the period in a financial statement, but does not require a specific format for that financial statement. This statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management, at this time, cannot determine the effect that adoption of this statement may have on the financial statements of the Corporation as comprehensive income is dependent on the amount and nature of assets and liabilities held which generate non-income changes to equity.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The statement is not expected to have an effect on the financial position or operating results of the Corporation, but may require additional disclosures in the financial statements.

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities incurred or obtained by transferors as a part of a transfer of financial assets be initially recorded at fair value. Subsequent to acquisition, the serviced assets and liabilities are to be amortized over the estimated net servicing period. The applicable sections of this statement were adopted on January 1, 1997. There was no material effect on the results of operations or financial condition of the Corporation as a result of adopting this statement.

   In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers implementation of certain provisions of SFAS No. 125 for one year. Adoption of SFAS No. 127 is not anticipated to have a significant impact on the Corporation's financial condition or results of operations once implemented.

   Effective April 1, 1996, the Corporation adopted FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires long-lived assets and certain intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The statement also requires long-lived assets and certain intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell. Adoption of this statement did not have a material impact on the Corporation's financial condition at, or results of operations for the three month period ended, June 30, 1996.

   Effective April 1, 1996, the Corporation adopted FASB SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amended the previously issued Statement No. 65, "Accounting for Certain Mortgage Banking Activities." Statement No. 122 requires recognition of mortgage servicing rights as assets however the rights are acquired. For loans which are subsequently sold or securitized, a portion of the cost of the loans shall be allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The statement further requires assessment of the value of the capitalized mortgage servicing rights for
   impairment.   As a result of adopting this statement, the Corporation
   recorded a mortgage servicing right ("MSR") asset and an additional gain on sale of loans of approximately $45,000 in the quarter ended June 30, 1996. There was no impairment of MSRs in the quarters ended June 30, 1997 or 1996.

   NOTE 5-EARNINGS PER SHARE

   Earnings per share of common stock for the three months ended June 30, 1997 and 1996 were computed based on consolidated net income and weighted average number of shares outstanding. The weighted average number of shares outstanding for the three months ended June 30, 1997 and 1996 were 3,482,807 and 2,422,348, respectively.

   NOTE 6-STOCK REPURCHASE PROGRAMS

   On July 14, 1997, the Corporation completed a previously announced stock repurchase program under which the Corporation repurchased 125,630 shares. On July 2, 1997, the Corporation announced an additional stock repurchase program. Under this program, the Corporation is authorized to purchase an additional 5% of its outstanding common stock, or 203,704 shares, over the twelve-month period beginning with the date of the announcement. At July 31, 1997, 11,026 shares had been repurchased. These two programs were the fourth and fifth 5% stock repurchase programs adopted by the Corporation since it became a public company in September, 1993.

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

   Comparison of Operating Results for the Three Months Ended June 30, 1997 and 1996

   Net income was $690,000 and $757,000 for the quarters ended June 30, 1997 and 1996, respectively. The decrease in earnings for the quarter ended June 30, 1997 from the same period in the prior fiscal year was primarily the result of charges such as data processing, marketing, supplies and training related to the merger (the "Merger") with OSB Financial Corp. ("OSB") (see Note 3 of Notes to Consolidated Financial Statements) and an increase in the provision for loan losses in the quarter ended June 30, 1997. These were partially offset by an increase in net interest income and noninterest income. These revenue increases were primarily due to the addition effective May 1, 1997 of the operating results of OSB.

   Net interest income increased to $3.7 million for the quarter ended June 30, 1997 from $2.2 million for the quarter ended June 30, 1996. The increase was due to growth in average earning assets to $511.8 million at June 30, 1997 from $259.4 million at March 31, 1997 and $255.5 million at June 30, 1996. The major factor contributing to this average earning asset growth was the addition of approximately $244.0 million of earning
   assets as a result of the Merger.   Partially offsetting the effect of the
   earning asset growth on net income was a decrease in the net interest spread to 2.65% for the quarter ended June 30, 1997 from 2.72% for the comparable quarter in the prior year. The net interest margin also slipped from 3.62% for the quarter ended June 30, 1996 to 3.43% for the quarter just ended. Interest spread and net interest margin decreases were primarily driven by an increase in the cost of borrowed funds as a result of longer term borrowings incurred by OSB and which were added in conjunction with the Merger. Since the direction and magnitude of future interest rate changes are not known, it is not possible for management to estimate how such changes may impact the Corporation's results of operations in the future.

   The provision for loan losses increased from $50,000 for the quarter ended June 30, 1996 to $500,000 for the same quarter of 1997. The increase was primarily a result of a provision of $350,000 made to equalize the loan loss allowance percentages historically maintained by the Bank and the former Oshkosh Savings Bank, F.S.B. The remaining increase was due to a change in the mix of loans after completing the Merger. For more information on the allowance for loan losses, see the " Asset Quality" section below.

   Noninterest income increased from $175,000 for the three months ended June 30, 1996 to $633,000 for the quarter ended June 30, 1997. The largest components of the increase included an increase in gain on sale of loans and gain on sale of mortgage-related securities available for sale. Gain on sale of loans increased to $140,000 for the quarter ended June 30, 1997 from $5,000 for the same quarter of 1996. The increase was due to an increase in loan sales of $1.2 million in the quarter just ended over the same quarter last year, as well as more favorable prices received in the current year quarter. During the quarter ended June 30, 1997, the Corporation also sold a mortgage-related security held for sale at a gain of $99,000. There were no such sales in the quarter ended June 30, 1996. The remaining increase in noninterest income was primarily due to adding the operating results of OSB from the date of the Merger.

   Operating expenses increased to $2.8 million for the quarter ended June 30, 1997 from $1.1 million for the quarter ended June 30, 1996. Included in this amount for 1997 was a charge of $827,000 for costs of the Merger. These merger-related items included (but were not limited to) the cost of combining the respective banks' loan and deposit products, contract termination charges, data processing conversion charges, costs of personnel training, and severance costs. The remainder of the increase in operating expenses was primarily due to adding the operating expenses of the former OSB from the date of the Merger. Partially offsetting the increase was a decrease in deposit insurance premiums due to the industry wide reduction in the deposit insurance assessment rate which occurred in the quarter ended September 30, 1996.


   Changes in Financial Condition

   Total Assets. Total assets increased $255.0 million to $526.2 million at June 30, 1997 from $271.2 million at March 31, 1997. The Merger added $256.7 in assets to the Corporation.

   Investment and Mortgage-related Securities.   Total investment and
   mortgage-related securities increased from $31.9 million at March 31, 1997 to $97.3 million at June 30, 1997. The Merger added $67.8 million to total investment and mortgage-related securities. On the date of the Merger, the OSB investment portfolio was evaluated, and reclassifications were made between securities available for sale and held to maturity to reconcile the former OSB portfolio with the Corporation's investment policy. These securities were transferred at their market value on the date of the Merger.

   Net Loans Receivable. Net loans receivable increased $177.1 million to $398.6 million at June 30, 1997 from $221.5 million at March 31, 1997. This increase resulted primarily from the addition of $175.8 million in net loans from the Merger.

   Borrowed Funds. Borrowed funds increased $52.3 million to $117.2 million at June 30, 1997 from $64.9 million at March 31, 1997. The Merger added $58.4 million to the Corporation's borrowed funds.

   Deposit Accounts. Deposit accounts totaled $317.6 million at June 30, 1997 compared with $153.2 million at March 31, 1997. The June 30, 1997 total includes $162.3 million in deposits added as a result of the Merger.

   Other Liabilities. Other liabilities increased from $3.1 million at March 31, 1997 to $8.6 million at June 30, 1997. The increase resulted primarily from the Merger.

   Shareholders' Equity. Total shareholders' equity increased from $47.4 million at March 31, 1997 to $76.6 million at June 30, 1997. The increase was due to issuance of additional common shares in connection with the Merger. This was partially offset by a decrease of approximately $947,000 which resulted from the purchase of treasury stock in connection with the stock repurchase programs referred to in Note 6 to the Notes to Consolidated Financial Statements.


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

                                       At June 30,        At March 31,
                                          1997         1997    1996    1995
                                             (In thousands)
    Non-accruing loans:
         One- to four-family                $623      $379    $212    $243
         Five or more family                   -         -       -       -
         Commercial real estate               16         -       -       -
         Consumer and other                   54        25       -      27
                                           -----     -----   -----   -----
                Total                        693       404     212     270
                                           -----     -----   -----   -----

    Foreclosed assets:
         One- to four-family                 113         -       -       -
         Five or more family                   -         -       -       -
         Commercial real estate                -         -       -       -
         Repossessed assets                    -         -      22       -

                Total                        113         0      22       0
                                           -----     -----   -----   -----
    Total non-performing assets             $806      $404    $234    $270
                                           =====     =====   =====   =====

    Total non-performing assets as a
         percentage of total assets         0.13%     0.15%   0.09%   0.11%
                                           =====     =====   =====   =====

    Allowance for loan losses to loans
         and foreclosed properties          0.83%     0.51%   0.51%   0.47%
                                           =====     =====   =====   =====



   The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired. The Corporation generally considers credit card, residential mortgage, and consumer installment loans to be large groups of smaller-balance homogeneous loans. These loans are collectively evaluated in the analysis of the adequacy of the allowance for loan losses.

   A loan is impaired when, based on current information, it is probable the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management considers, on a loan by loan basis, the conditions which may constitute a minimum delay or shortfall in payment, as well as the factors which may influence its decision in determining when a loan is impaired. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. Subsequent changes in the estimated value of impaired loans are accounted for as bad debt expense.

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

   Federal regulations require that each savings institution classify its own assets on a regular basis. On the basis of management's review of its assets, at June 30, 1997, on a net basis, the Bank classified $506,000 of its assets as special mention, $767,000 as substandard, and $44,000 as doubtful. There were no loans classified as loss at June 30, 1997. As of June 30, 1997, management believes that these asset classifications were consistent with those of the Office of Thrift Supervision (the "OTS").

   During the quarter ended June 30, 1997, the Corporation added $500,000 to its allowance for loan losses. Of this amount, $350,000 was made through a special one-time provision. This special provision was made to equalize the loan loss allowance percentages historically maintained by the Bank and the former Oshkosh Savings Bank, F.S.B., respectively.

   Based on management's evaluation at June 30, 1996, $150,000 in general loan loss provisions were deemed appropriate for the quarter ended June 30, 1996 and the aggregate allowance for loan losses of $3,322,000 as of such date was determined to be adequate.

   The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                      Three months
                                                     Ended June 30,
                                                  1997             1996
                                                     (In thousands)

    Allowance at beginning of period              $1,405           $1,075
    Provision for losses on loans and
         real estate owned:                          500               50
                                                   -----            -----
    Charge-offs:
         Residential real estate                       -                -
         Consumer                                     (2)              (7)
                                                   -----            -----
              Total Charge-offs                       (2)              (7)
                                                   -----            -----

    Recoveries:
         Residential real estate                       -                -
         Consumer                                      -                -
                                                    ----            -----
              Total recoveries                         0                0
                                                   -----            -----
                   Net charge-offs                    (2)              (7)
                                                   -----            -----
    Allowance acquired through acquisition:        1,419                0
                                                   -----            -----
    Allowance at end of period                    $3,322           $1,118
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

   Liquidity & Capital Resources

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 5.0%. On June 30, 1997, the Bank's liquidity ratio, calculated in accordance with OTS requirements, was 7.64%. In addition, according to current OTS regulations, short-term liquid assets must constitute l.0% of the average daily balance of net withdrawable deposit accounts and short-term borrowings. On June 30, 1997, the Bank's short-term liquidity ratio was 3.82%.

   At June 30, 1997, the Bank had outstanding commitments to originate loans of $22.6 million, with varying interest rates. At June 30, 1997, the Bank had outstanding commitments to sell mortgage loans of $2.9 million, and commitments to purchase loans of $1.3 million. In addition, the Bank had commitments to fund unused lines of credit of $8.4 million at June 30, 1997. Management does not believe the Bank will suffer any adverse consequences as a result of fulfilling these commitments.

   The following table summarizes the Bank's capital ratios and the ratios required by the Financial Institution Reform, Recovery and Enforcement Act of 1989 and implementing regulations relating thereto at June 30, 1997:


                                                                  Risk-
                                    Tangible        Core          Based
                                     Capital       Capital       Capital

                                           (Dollars in thousands)

    Bank's regulatory percentage       12.31   %     12.31  %      19.80   %

    Required regulatory percentage      1.50          3.00          8.00
                                       -----         -----         -----

    Excess regulatory percentage       10.81   %      9.31  %      11.80   %
                                       =====         =====         =====

    Bank's regulatory capital        $64,324       $64,324       $67,655

    Required regulatory capital        7,837        15,674        27,294
                                      ------        ------        ------
    Excess regulatory capital        $56,487       $48,650       $40,361
                                      ======        ======        ======


   Other Matters

   Deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Deposits of commercial banks are typically insured by the Bank Insurance Fund ("BIF") of the FDIC. The BIF previously achieved its designated reserve ratio, and the FDIC lowered BIF deposit insurance premiums for most BIF insured institutions, creating a difference in BIF and SAIF deposit insurance assessment rates. On September 30, 1996, legislation was signed to recapitalize the SAIF through a one-time special assessment of approximately 65.7 cents per $100 of insured deposits based on the deposit assessment base as of March 31, 1995.

   Also as part of the legislation, effective January 1, 1997, the risk-based assessment schedule was equalized for BIF and SAIF institutions, and the Financing Corporation ("FICO") portion of the deposit insurance annual premium for SAIF institutions was 6.4 cents per $100 of deposits as compared with 1.3 cents per $100 of deposits for BIF insured institutions. Earnings of the Bank have been favorably impacted as a result of lower deposit insurance premiums. Because future deposit insurance premiums are based on the Bank's future deposit assessment base, management cannot predict the dollar amount that the Corporation will save on deposit insurance in future periods.

   Another significant element of the above legislation is that the Federal savings association charter may no longer be available. The United States Treasury Department was required to provide Congress with a report regarding the development of a common charter for all depository institutions by March 31, 1997. Assuming all charters have been converted by January 1, 1999, it is contemplated that BIF and SAIF would be merged on that date and pro-rata sharing of FICO premiums will begin. Changing charters could have a significant impact on the type of operations the Bank conducts since a bank charter could remove some limitations on the type and volumes of lending, investment, and deposit activities which are currently imposed on savings institutions. Management cannot, however, currently predict what actual changes would be effected in the event that the Bank obtained a different charter.

   Provisions of the foregoing legislation also require recapture of previously allowed tax bad debt provisions. The Corporation is required to recapture its post 1987 reserves of approximately $1,075,000. The recapture requires additional tax payments over a six-year period. The repayments are not anticipated to have a material impact on the Corporation's results of operations due to the current deferred tax implications of the allowance for loan losses. Of the amount required to be recaptured, $179,000 was recaptured in the fiscal year ended March 31, 1997.


   Part II - Other Information

   Item 4--Submission of Matters to a Vote of Security Holders

   At a special meeting of shareholders of the Corporation held on April 24, 1997, the Agreement and Plan of Merger, dated November 13, 1996, between the Corporation and OSB Financial Corp. was approved by the shareholders. The results of the balloting were as follows:


   Shares Voted For       Shares Voted Against    Broker Non-Votes

        1,934,978                36,014                  7,379


   Item 6--Exhibits and Reports on Form 8-K

   (a)  Exhibits

        2.1 Agreement and Plan of Merger between FCB Financial Corp. and OSB Financial Corp., dated November 13, 1996 [Incorporated by reference to Exhibit 2.1 to FCB Financial Corp.'s Registration Statement on Form S-4 (Registration No. 333-23177)]

        10.1 Employment Agreement with Donald D. Parker, dated May 1, 1997 [Incorporated by reference to Exhibit 2.2 to FCB Financial Corp.'s Current Report on Form 8-K, dated May 2, 1997]

        10.2 Employment Agreement with James J. Rothenbach, dated May 1, 1997 [Incorporated by reference to Exhibit 2.3 to FCB Financial Corp.'s Current Report on Form 8-K, dated May 2, 1997]

        10.3 Employment Agreement with Phillip J. Schoofs, dated May 1, 1997 [Incorporated by reference to Exhibit 2.4 to FCB Financial Corp.'s Current Report on Form 8-K, dated May 2, 1997]

        10.4 Employment Agreement with Theodore W. Hoff, dated May 1, 1997 [Incorporated by reference to Exhibit 2.5 to FCB Financial Corp.'s Current Report on Form 8-K, dated May 2, 1997]

        10.5 Employment Agreement with Harold L. Hermansen, dated May 1, 1997 [Incorporated by reference to Exhibit 2.6 to FCB Financial Corp.'s Current Report on Form 8-K, dated May 2, 1997]

        10.6 OSB Financial Corp. 1992 Stock Option and Incentive Plan [Incorporated by reference under File No. 0-20335 to Exhibit A to OSB Financial Corp.'s Definitive Proxy Statement for the First Annual Meeting of Stockholders held on April 22, 1993; filed on March 25, 1993]

        10.7 Amendment to OSB Financial Corp. 1992 Stock Option and Incentive Plan [Incorporated by reference to Exhibit 4.2 to FCB Financial Corp.'s Registration Statement on Form S-8 (Registration No. 333-27135)]

        27   Financial Data Schedule (EDGAR version only)

   (b)  Reports on Form 8-K

        The Corporation filed a Current Report on Form 8-K, dated May 1, 1997, reporting under Items 2 and 7 the Consummation of the Merger.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FCB FINANCIAL CORP.



   Date: August 11, 1997         By:/s/ James J. Rothenbach
                                    James J. Rothenbach
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


   Date: August 11, 1997         By:/s/ Phillip J. Schoofs
                                    Phillip J. Schoofs
                                    Vice President, Treasurer and Chief
                                    Financial Officer (Principal Financial
                                    and Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.         Exhibit

        2.1 Agreement and Plan of Merger between FCB Financial Corp. and OSB Financial Corp., dated November 13, 1996 [Incorporated by reference to Exhibit 2.1 to FCB Financial Corp.'s Registration Statement on Form S-4 (Registration No. 333-23177)]

        10.1 Employment Agreement with Donald D. Parker, dated May 1, 1997 [Incorporated by reference to Exhibit 2.2 to FCB Financial Corp.'s Current Report on Form 8-K, dated May 2, 1997]

        10.2 Employment Agreement with James J. Rothenbach, dated May 1, 1997 [Incorporated by reference to Exhibit 2.3 to FCB Financial Corp.'s Current Report on Form 8-K, dated May 2, 1997]

        10.3 Employment Agreement with Phillip J. Schoofs, dated May 1, 1997 [Incorporated by reference to Exhibit 2.4 to FCB Financial Corp.'s Current Report on Form 8-K, dated May 2, 1997]

        10.4 Employment Agreement with Theodore W. Hoff, dated May 1, 1997 [Incorporated by reference to Exhibit 2.5 to FCB Financial Corp's Current Report on Form 8-K, dated May 2, 1997]

        10.5 Employment Agreement with Harold L. Hermansen, dated May 1, 1997 [Incorporated by reference to Exhibit 2.6 to FCB Financial Corp.'s Current Report on Form 8-K, dated May 2, 1997]

        10.6 OSB Financial Corp. 1992 Stock Option and Incentive Plan [Incorporated by reference under File No. 0-20335 to Exhibit A to OSB Financial Corp.'s Definitive Proxy Statement for the First Annual Meeting of Stockholders held on April 22,1 993; filed on March 25, 1993]

        10.7 Amendment to OSB Financial Corp. 1992 Stock Option and Incentive Plan [Incorporated by reference to Exhibit 4.2 to FCB Financial Corp.'s Registration Statement on Form S-8 (Registration No. 333-27135)]

        27   Financial Data Schedule (EDGAR version only)