Form 10-Q
period 1997-09-30
FCB FINANCIAL CORP
filed 1997-11-12
CIK 906195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission File Number:  0-22066

                               FCB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

            Wisconsin                                        39-1760287
   (State or other jurisdiction                             (IRS Employer
   of incorporation or organization                       Identification No.)


   420 South Koeller Street, Oshkosh, WI                         54902
   (Address of principal executive office)                     (Zip Code)

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

                          Yes     X         No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class:  Common Stock, $.01 Par Value

       Number of shares outstanding as of September 30, 1997:   3,879,441

                              FCB FINANCIAL CORP.

                               INDEX -- FORM 10-Q


   Part I--Financial Information
                                                          Page No.

   Item 1--Financial Statements (Unaudited)

        Consolidated Statements of Financial
        Condition as of September 30, 1997
        and March 31, 1997                                       1

        Consolidated Statements of Income for
        the Three Months Ended
        September 30, 1997 and 1996                              3

        Consolidated Statements of Income for
        the Six Months Ended
        September 30, 1997 and 1996                              4

        Consolidated Statements of Shareholders'
        Equity for the Six Months
        Ended September 30, 1997 and 1996                        5

        Consolidated Statements of Cash Flows for
        the Three Months Ended
        September 30, 1997 and 1996                              6

        Consolidated Statements of Cash Flows for
        the Six Months Ended
        September 30, 1997 and 1996                              8

        Notes to Consolidated Financial Statements              10

   Item 2 --Management's Discussion and Analysis

        Results of Operations                                   13

        Changes in Financial Condition                          14

        Asset Quality                                           15

        Liquidity & Capital Resources                           17

        Special Note Regarding Forward-Looking Statements       18


   Part II--Other Information

   Item 4 --Submission of Matters to a Vote of
              Security Holders                                  19

   Item 6 --Exhibits and Reports on Form 8-K                    19

                         Part I - Financial Information

   Item 1--Financial Statements

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 1997 and March 31, 1997
                                   (Unaudited)

                                     ASSETS

                                           September 30           March 31
                                               1997                 1997
                                                    (In thousands)

   Cash and cash equivalents                  $11,501              $4,628
   Investment securities available
     for sale, at fair value                      899                  --
   Investment securities held to
     maturity (estimated fair value of
     $28,680 and $8,953 at
     September 30, 1997 and March 31, 1997,
     respectively)                             28,395               8,995
   Mortgage-related securities available
     for sale, at fair value                   33,990               6,363
   Mortgage-related securities held to
     maturity (estimated fair value of
     $27,891 and $16,613 at
     September 30, 1997 and March 31, 1997,
     respectively)                             27,518              16,531
   Investment in Federal Home Loan Bank
     stock, at cost                             6,028               3,245
   Loans held for sale - At cost at
     September 30, 1997 and net of
     unrealized loss of $87 at
     March 31, 1997                             5,890               3,270
   Loans receivable - Net                     396,906             221,496
   Office properties and equipment              6,326               4,091
   Other assets                                 5,538               2,566
                                             --------            --------
   TOTAL ASSETS                              $522,991            $271,185
                                             ========            ========

   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 1997 and March 31, 1997
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30      March 31
                                                   1997            1997
                                                       (In thousands)
   Liabilities:
     Deposit accounts                             $316,547       $153,163
     Borrowed funds                                114,510         64,900
     Advance payments by borrowers
       for taxes and insurance                      10,861          2,586
     Other liabilities                               8,440          3,104
                                                  --------      ---------
     Total liabilities                             450,358        223,753
                                                   -------      ---------

   Commitments and contingencies

   Shareholders' Equity:
     Common stock - $.01 par value                      45             29
     Additional paid-in capital                     59,046         28,911
     Retained earnings - Substantially
       restricted                                   27,365         26,630
     Unrealized gain (loss) on securities
       available for sale - Net of tax                 359            (72)
     Unearned compensation - ESOP                   (1,198)          (869)
     Treasury common stock, at cost                (12,984)        (7,197)
                                                 ---------      ---------
   Total shareholders' equity                       72,633         47,432
                                                 ---------      ---------
   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                           $522,991       $271,185
                                                 =========      =========

   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)
                                                     Three Months Ended
                                                        September 30
                                                    1997            1996
                                        (In thousands except per share numbers)
   Interest and dividend income:
     Mortgage loans                                 $6,303         $3,756
     Other loans                                     1,844            668
     Investment securities                             513            106
     Mortgage-related securities                     1,074            390
     Dividends on stock in Federal
       Home Loan Bank                                  102             49
     Interest-bearing deposits                          34             17
                                                   -------        -------
       Total interest and dividend
       income                                        9,870          4,986
                                                   -------        -------
   Interest expense:
     Deposit accounts                                4,045          1,946
     Borrowed funds                                  1,641            769
                                                   -------        -------
       Total interest expense                        5,686          2,715
                                                   -------        -------
   Net interest income                               4,184          2,271
   Provision for loan losses                           150             50
                                                   -------        -------
   Net interest income after
   provision for loan losses                         4,034          2,221
                                                   -------        -------
   Noninterest income:
     Loan fees - Net                                   169             93
     Gain on sale of loans - Net                       195            119
     Deposit fees                                      185             34
     Other income                                      169             45
                                                   -------       --------
       Total noninterest income                        718            291
                                                   -------       --------
   Operating expenses:
     Compensation, payroll taxes and
       other employee benefits                       1,341            602
     Marketing                                          88             73
     Occupancy                                         295            168
     Data processing                                   200             68
     Federal insurance premiums                         52          1,059
     Other                                             359            187
                                                   -------       --------
       Total operating expenses                      2,335          2,157
                                                   -------       --------
   Income before provision for
   income taxes                                      2,417            355
   Provision for income taxes                          727            136
                                                   -------       --------
   NET INCOME                                      $ 1,690       $    219
                                                   =======       ========
   EARNINGS PER SHARE - See note 5                 $  0.44       $   0.09
                                                   =======       ========
   DIVIDENDS DECLARED PER SHARE                    $  0.20       $   0.18
                                                   =======       ========

   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                                      Six Months Ended
                                                        September 30
                                                     1997          1996
                                       (In thousands except per share numbers)

   Interest and dividend income:
     Mortgage loans                                $11,840         $7,433
     Other loans                                     3,300          1,289
     Investment securities                             905            202
     Mortgage-related securities                     1,961            790
     Dividends on stock in Federal
       Home Loan Bank                                  189             94
     Interest-bearing deposits                          51             30
                                                   -------       --------
       Total interest and dividend
       income                                       18,246          9,838
                                                   -------       --------
   Interest expense:
     Deposit accounts                                7,318          3,862
     Borrowed funds                                  3,064          1,470
                                                   -------       --------

   Total interest expense                           10,382          5,332
                                                   -------       --------
   Net interest income                               7,864          4,506
   Provision for loan losses                           650            100
                                                   -------       --------
   Net interest income after provision
   for loan losses                                   7,214          4,406
                                                   -------       --------
   Noninterest income:
     Loan fees - Net                                   329            184
     Gain on sale of loans - Net                       335            124
     Gain on sale of mortgage-related
       securities available for sale                    99             --
     Deposit fees                                      322             64
     Other income                                      266             94
                                                  --------       --------
       Total noninterest income                      1,351            466
                                                  --------       --------
   Operating expenses:
     Compensation, payroll taxes and
       other employee benefits                       2,424          1,169
     Marketing                                         180            124
     Occupancy                                         581            339
     Data processing                                   355            129
     Federal insurance premiums                         96          1,148
     Merger-related charges                            827             --
     Other                                             661            370
                                                   -------       --------
     Total operating expenses                        5,124          3,279
                                                   -------       --------
   Income before provision for
   income taxes                                      3,441          1,593
   Provision for income taxes                        1,061            617
                                                  --------       --------
   NET INCOME                                     $  2,380        $   976
                                                  ========        =======

   EARNINGS PER SHARE - See note 5                $   0.64        $  0.40
                                                  ========        =======

   DIVIDENDS DECLARED PER SHARE                   $   0.38        $  0.36
                                                  ========        =======

   See accompanying notes to the unaudited consolidated financial statements.


                                                FCB FINANCIAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                            Six Months Ended September 30, 1997 and 1996
                                                      (Unaudited-in thousands)

                                                                          Unrealized
                                                                          Gain (Loss) on
                                                                           Securities
                                              Additional                   Available      Unearned      Treasury
                                    Common      Paid-in    Retained        For Sale -   Compensation-    Common
                                     Stock      Capital    Earnings        Net of Tax      ESOP           Stock         Total
   Balance at March 31, 1996          $29       $28,693     $25,930         $(26)         $(1,118)      $(6,316)        $47,192
   Net income for six months
     ended September 30, 1996                                   976                                                         976
   Cash dividends declared
     ($.36 per share)                                          (845)                                                       (845)
   Amortization of unearned
     compensation - ESOP                             95                                       127                           222
   Increase in unrealized loss on
     securities available for sale -
     Net of tax                                                              (24)                                           (24)
   Exercise of stock options -
     3,000 treasury common shares                               (18)                                         48              30
   Purchase of treasury common stock -
     56,000 shares                                                                                         (997)           (997)
                                  -------      --------    --------     --------         --------      --------        --------
   Balance at September 30, 1996       29        28,788      26,043          (50)            (991)       (7,265)         46,554
   Net income for six months
     ended March 31, 1997                                     1,464                                                       1,464
   Cash dividends declared
     ($.36 per share)                                          (851)                                                       (851)
   Amortization of unearned
     compensation - ESOP                            123                                       122                           245
   Increase in unrealized loss on
     securities available for sale -
     Net of tax                                                              (22)                                           (22)
   Exercise of stock options -
     4,189 treasury common shares                               (26)                                         68              42
                                 --------      --------    --------     --------         --------      --------        --------

   Balance at March 31, 1997           29        28,911      26,630          (72)            (869)       (7,197)         47,432
   Net income for six months
     ended September 30, 1997                                 2,380                                                       2,380
   Cash dividends declared
     ($.38 per share)                                        (1,453)                                                     (1,453)
   Amortization of unearned
     compensation - ESOP                            228                                       158                           386
   Change in unrealized gain
     (loss) on securities
     available for sale -
     Net of tax                                                              431                                            431
   Exercise of stock options -
     41,426 treasury common
     shares                                                    (192)                                        680             488
   Purchase of treasury common
     stock - 244,656 shares                                                                              (6,467)         (6,467)
   Acquisition of OSB Financial
     Corp.                             16        29,907                                      (487)                       29,436
                                 --------      --------    --------     --------         --------       -------        --------

   Balance at September 30, 1997   $   45       $59,046     $27,365         $359          $(1,198)     $(12,984)        $72,633
                                 ========      ========    ========     ========         ========      ========        ========

                                  See accompanying notes to the unaudited consolidated financial statements.



                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                  Three Months Ended
                                                     September 30
                                               1997                  1996
                                                    (In thousands)
   Operating activities:
     Net income                               $1,690                 $219
                                            --------              -------
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
       Depreciation and net
         amortization (accretion)                  84                  55
       Provision for loan losses                  150                  50
       Gain on sale of loans                     (195)               (119)
       Loans originated for sale              (12,505)             (3,673)
       Proceeds from loan sales                11,671               5,937
       Changes in operating assets
         and liabilities                         (145)               (439)
       Unearned compensation - ESOP               204                 110
                                             --------            --------
         Total adjustments                       (736)              1,921
                                             --------            --------
   Net cash provided by operating
   activities                                     954               2,140
                                             --------            --------
   Cash flows from investing
   activities:
     Purchases of investment securities
       held to maturity                        (1,000)             (2,000)
     Maturities of investment securities
       held to maturity                         7,425                   0
     Principal repayments on mortgage-
       related securities available
       for sale                                   119                 111
     Principal repayments on mortgage-
       related securities held to maturity        574                 252
     Purchase of Federal Home Loan
       Bank stock                                   0                (257)
     Net (increase) decrease in loans           1,525              (4,527)
     Capital expenditures                         (13)                (12)
                                             --------             -------
   Net cash provided by (used in)
   investing activities                         8,630              (6,433)
                                             --------             -------
   Cash flows from financing activities:
     Net decrease in deposit accounts          (1,082)             (2,304)
     Net increase (decrease) in borrowed
       funds                                   (2,650)              5,145
     Net increase in advance payments
       by borrowers for taxes and
       insurance                                4,586               1,353
     Proceeds from exercise of stock
       options                                    105                   0
     Purchase of treasury common stock         (5,520)                  0
     Dividends paid                              (707)               (422)
                                             --------           ---------
   Net cash provided by (used in)
   financing activities                        (5,268)              3,772
                                             --------           ---------
   Net increase (decrease) in cash
     and cash equivalents                       4,316                (521)
   Cash and cash equivalents at
     beginning                                  7,185               4,669
                                             --------           ---------
   Cash and cash equivalents at end           $11,501              $4,148
                                             ========           =========
   Supplemental cash flow information:

     Cash paid during the period for:
       Interest on deposit accounts            $4,034              $1,919
       Interest on borrowed funds               1,658                 752
       Income taxes                               830                 830

     Loans transferred to foreclosed
       property                                $   49              $    0


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                   Six Months Ended
                                                     September 30
                                               1997                 1996
                                                    (in thousands)
   Operating activities:
   Net income                                $  2,380              $  976
                                             --------               ------
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and net
         amortization (accretion)                 129                 114
       Provision for loan losses                  650                 100
       Gain on sale of assets                    (434)               (124)
       Loans originated for sale              (19,682)             (9,041)
       Proceeds from loan sales                17,921              10,473
       Changes in operating assets
         and liabilities                        1,332                 429
       Unearned compensation - ESOP               386                 222
                                            ---------           ---------
         Total adjustments                        302               2,173
                                            ---------           ---------
   Net cash provided by operating
   activities                                   2,682               3,149
                                            ---------           ---------
   Cash flows from investing activities:
     Purchases of investment securities
       held to maturity                        (2,968)             (4,000)
     Maturities of investment securities
       held to maturity                         7,425               2,000
     Principal repayments on mortgage-
       related securities available
       for sale                                   694                 260
     Sale of mortgage-related securities
       available for sale                       3,426                   0
     Principal repayments on mortgage-
       related securities held to maturity      1,074                 738
     Redemption of Federal Home Loan
       Bank stock                                 175                   0
     Purchase of Federal Home Loan Bank
       stock                                      (40)               (525)
     Net increase in loans                       (408)            (13,781)
     Capital expenditures                         (16)                (66)
     Net cash received in acquisition           3,104                   0
                                             --------            --------
   Net cash provided by (used in)
   investing activities                        12,466             (15,374)
                                             --------            --------
   Cash flows from financing activities:
     Net increase in deposit accounts           1,108                  12
     Net increase (decrease) in borrowed
       funds                                   (8,750)             10,500
     Net increase in advance payments
       by borrowers for taxes and
       insurance                                6,480               2,818
     Proceeds from exercise of stock
       options                                    488                  30
     Purchase of treasury common stock         (6,467)               (997)
     Dividends paid                            (1,134)               (782)
                                             --------            --------
   Net cash provided by (used in)
   financing activities                        (8,275)             11,581
                                             --------            --------

   Net increase (decrease) in cash
     and cash equivalents                       6,873                (644)
   Cash and cash equivalents at
     beginning                                  4,628               4,792
                                             --------            --------
   Cash and cash equivalents at end         $  11,501           $   4,148
                                             ========            ========
   Supplemental cash flow information:

     Cash paid during the quarter for:
       Interest on deposit accounts         $   7,292           $   3,772
       Interest on borrowed funds               3,087               1,437
       Income taxes                               703               1,019
     Supplemental schedule of non-cash
       investing activities:
         Loans transferred to foreclosed
         property                           $     112           $       0


   See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   NOTE 1-PRINCIPLES OF CONSOLIDATION

   FCB Financial Corp. (the "Corporation") is the holding company for Fox Cities Bank (the "Bank"). The accompanying unaudited consolidated financial statements include the accounts of the Corporation, the Bank and the Bank's wholly-owned subsidiaries, Fox Cities Financial Services, Inc. ("FCFS") and Fox Cities Investments, Inc. ("FCI"), after elimination of significant intercompany accounts and transactions. FCFS sells tax-deferred annuities and investment securities. In addition, FCFS has a 50% ownership in a low/moderate income apartment building partnership.
   The partnership qualifies for federal low income housing tax credits.
   FCI, a Nevada corporation, owns and manages a portfolio of investment securities, all of which are permissible investments of the Bank itself.

   NOTE 2-BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and six months ended September 30, 1997 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 1997 included in the Corporation's Annual Report on Form 10-K (Commission File Number 0-22066) as filed with the Securities and Exchange Commission.

   NOTE 3-BUSINESS COMBINATION

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

   The following presents pro-forma information as though the two corporations had combined at the beginning of each of the periods presented (dollars in thousands, except per share information):

                                    Six Months             Three Months
                                       Ended                  Ended
                                   September 30,          September 30,
                                 1997        1996         1997        1996


   Revenue                     $21,287     $19,839      $10,588      $10,105
   Income before extraordinary
     items and cumulative
     effect of accounting
     changes                    $2,322      $1,282       $1,690          $68
   Net income                   $2,322      $1,282       $1,690          $68
   Earnings per share before
     extraordinary items and
     cumulative effect of
     accounting changes          $0.60       $0.32        $0.44        $0.02
   Earnings per share            $0.60       $0.32        $0.44        $0.02


   Additional information relating to the Merger is included in the Corporation's Current Report on Form 8-K, dated May 1, 1997, to which reference is hereby made.

   NOTE 4-ACCOUNTING CHANGES

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS and further requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The statement requires restatement of all prior-period EPS data presented. Management anticipates that adoption of this statement will not materially affect the consolidated financial statements of the Corporation.

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

   NOTE 5-EARNINGS PER SHARE

   Earnings per share of common stock for the three and six months ended September 30, 1997 and 1996 were computed based on consolidated net income and weighted average number of shares outstanding. The weighted average number of shares outstanding for the three months ended September 30, 1997 and 1996 were 3,933,315 and 2,395,993, respectively, and were 3,707,270 and 2,409,006 for the six months ended September 30, 1997 and 1996, respectively.

   NOTE 6-STOCK REPURCHASE PROGRAMS

   On July 3, 1997, the Corporation completed a previously announced stock repurchase program under which the Corporation repurchased 125,630 shares. On July 2, 1997, the Corporation announced an additional stock repurchase program. Under this program, the Corporation is authorized to purchase an additional 5% of its outstanding common stock, or 203,704 shares, over the twelve-month period beginning with the date of the announcement. At September 30, 1997, 177,500 shares had been repurchased. On September 23, 1997, the Corporation announced the continuation of its stock repurchase program under which up to 5% or 193,000 shares may be repurchased. These programs were the fourth, fifth, and sixth 5% stock repurchase programs adopted by the Corporation since it became a public company in September, 1993.


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

   Comparison of Operating Results for the Three Months and Six Months Ended September 30, 1997 and 1996

   Net income was $1.7 million and $219,000 for the quarters ended September 30, 1997 and 1996, respectively, and $2.4 million and $976,000 for the six month periods ended on the same dates, respectively. The increase in earnings for the quarter and six-month period ended September 30, 1997 from the same periods in the prior fiscal year was primarily the result of including the operating results of OSB Financial Corp. ("OSB") from the date of the merger (the "Merger") with OSB (see Note 3 of Notes to Consolidated Financial Statements). Also contributing to the increase was the $970,000 special Savings Association Insurance Fund ("SAIF") assessment paid to the Federal Deposit Insurance Corporation ("FDIC") in the quarter ended September 30, 1996; there was no such special assessment paid in the quarter or six months ended September 30, 1997.

   Net interest income increased to $4.2 million for the quarter ended September 30, 1997 from $2.3 million for the quarter ended September 30, 1996, and increased to $7.9 million from $4.5 million for the six months ended September 30, 1997 and 1996, respectively. The increase was due to growth in average earning assets to $510.7 million at September 30, 1997 from $259.4 million at March 31, 1997 and $256.2 million at September 30, 1996. The major factor contributing to this average earning asset growth was the addition of approximately $244.0 million of earning assets as a result of the Merger. Partially offsetting the effect of the earning asset growth on net income was a decrease in the net interest spread to 2.62% for the quarter ended September 30, 1997 from 2.75% for the same quarter ended one year ago. The net interest margin also slipped to 3.37% for the quarter just ended from 3.57% for the quarter ended September 30, 1996. Net interest spread for the six-month periods ended September 30, 1997 and 1996 were 2.61% and 2.71%, respectively. The net interest margin also decreased to 3.31% for the six-month period ended September 30, 1997
   from 3.57% for the six-month period ended September 30, 1996.   Interest
   spread and net interest margin decreases were primarily driven by an increase in the cost of borrowed funds as a result of adding higher cost debt which was assumed in the Merger. Since the direction and magnitude of future interest rate changes are not known, it is not possible for management to estimate how such changes may impact the Corporation's results of operations in the future.

   The provision for loan losses increased from $50,000 for the quarter ended September 30, 1996 to $150,000 for the same quarter of 1997. The provision for the six-month periods also increased from $100,000 for the period ended September 30, 1996 to $650,000 for the same period ended September 30, 1997. The increases were primarily a result of a provision of $350,000 made to equalize the loan loss allowance percentages historically maintained by the Bank and the former Oshkosh Savings Bank, F.S.B. The remaining increase was due to a change in the mix of loans after completing the Merger. For more information on the allowance for loan losses, see the " Asset Quality" section below.

   Noninterest income increased from $291,000 for the quarter ended September 30, 1996 to $718,000 for the quarter ended September 30, 1997.
   Noninterest income also increased from $466,000 for the six months ended September 30, 1996 to $1.4 million for the six months ended September 30, 1997. These increases were primarily the result of including in the Corporation's financial statements the operating results of OSB from the date of the Merger. Also contributing to the increase, however, was the gain of $99,000 on the sale of a mortgage-related security held for sale during the six months ended September 30, 1997. There were no such sales in the six months ended September 30, 1996.

   Operating expenses increased to $2.3 million for the quarter ended September 30, 1997 from $2.1 million for the quarter ended September 30, 1996, and increased to $5.1 million for the six months ended September 30, 1997 from $3.3 million for the six months ended September 30, 1996. Included in the increase for the six- month period for 1997 was a charge of $827,000 for costs associated with Merger. These merger-related items included (but were not limited to) the cost of combining the respective banks' loan and deposit products, contract termination charges, data processing conversion charges, costs of personnel training, and severance costs. The remainder of the increase in operating expenses for both periods presented was primarily due to adding the operating expenses of the former OSB from the date of the Merger. Partially offsetting the increase was a decrease in deposit insurance premiums due to the industry-wide reduction in the deposit insurance assessment rate commencing September 30, 1996, as well as the occurance of the special deposit insurance assessment of $970,000 paid by the Bank in the quarter ended September 30, 1996.

   Changes in Financial Condition

   Total Assets. Total assets increased $251.8 million to $523.0 million at September 30, 1997 from $271.2 million at March 31, 1997. The Merger added $256.7 million in assets to the Corporation.

   Investment and Mortgage-related Securities.   Total investment and
   mortgage-related securities increased from $31.9 million at March 31, 1997 to $89.9 million at September 30, 1997. The Merger added $67.8 million to total investment and mortgage-related securities. On the date of the Merger, the OSB investment portfolio was evaluated, and reclassifications were made between securities available for sale and held to maturity to reconcile the former OSB portfolio with the Corporation's investment policy. These securities were transferred at their market value on the date of the Merger.

   Net Loans Receivable. Net loans receivable increased $175.4 million to $396.9 million at September 30, 1997 from $221.5 million at March 31, 1997. This increase resulted primarily from the addition of $175.8 million in net loans due to the Merger.

   Borrowed Funds. Borrowed funds increased $49.6 million to $114.5 million at September 30, 1997 from $64.9 million at March 31, 1997. The Merger added $58.4 million to the Corporation's borrowed funds.

   Deposit Accounts. Deposit accounts totaled $316.5 million at September 30, 1997 compared with $153.2 million at March 31, 1997. The September 30, 1997 total includes $162.3 million in deposits added as a result of the Merger.

   Other Liabilities. Other liabilities increased from $3.1 million at March 31, 1997 to $8.4 million at September 30, 1997. The increase resulted primarily from the Merger.

   Shareholders' Equity. Total shareholders' equity increased from $47.4 million at March 31, 1997 to $72.6 million at September 30, 1997. The increase was due to issuance of additional common shares in connection with the Merger. This was partially offset by a decrease of approximately $6.5 million which resulted from the purchase of treasury stock in connection with the stock repurchase programs referred to in Note 6 of the Notes to Consolidated Financial Statements.

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

                                  At September 30,      At March 31,
                                        1997      1997      1996        1995
                                                    (In thousands)
    Non-accruing loans:
       One- to four-family              $978      $379       $212       $243
       Five or more family                 -         -          -          -
       Commercial real estate              -         -          -          -
       Consumer and other                103        25          -         27
                                      ------      ----       ----       ----
          Total                        1,081       404        212        270
                                      ------      ----       ----       ----
    Foreclosed assets:
       One- to four-family               162         -          -          -
       Five or more family                 -         -          -          -
       Commercial real estate              -         -          -          -
       Repossessed assets                  -         -         22          -
                                       -----      ----       ----       ----
          Total                          162         0         22          0
                                       -----      ----       ----       ----
    Total non-performing assets       $1,243      $404       $234       $270
                                       =====      ====       ====       ====
    Total non-performing assets
       as a percentage of
       total assets                     0.24%     0.15%      0.09%      0.11%
                                        ====      ====       ====       ====
    Allowance for loan losses
       to loans and foreclosed
       properties                       0.87%     0.51%      0.51%      0.47%
                                        ====      ====       ====       ====


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

   Federal regulations require that each savings institution classify its own assets on a regular basis. On the basis of management's review of its assets, at September 30, 1997, on a net basis, the Bank classified $342,000 of its assets as special mention, $901,000 as substandard, and $20,000 as doubtful. There were no loans classified as loss at September 30, 1997. As of September 30, 1997, management believes that these asset classifications were consistent with those of the Office of Thrift Supervision (the "OTS").

   Based on management's evaluation at September 30, 1997, $150,000 in general loan loss provisions were deemed appropriate for the quarter ended September 30, 1997 and the aggregate allowance for loan losses of $3,452,000 as of such date was determined to be adequate.

   The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                 Three months                Six months
                             Ended September 30,        Ended September 30,
                              1997         1996          1997          1996
                                              (In thousands)

    Allowance at
     beginning of period     $3,322       $1,118        $1,405       $1,075
    Provision for loan
     losses                     150           50           650          100
    Charge-offs:
      Residential real
       estate                     -            -             -            -
      Consumer                  (21)          (4)          (23)         (11)
                              -----        -----         -----        -----
         Total Charge-
          offs                  (21)          (4)          (23)         (11)
                              -----        -----         -----        -----
    Recoveries:
      Residential real
       estate                     -            -             -            -
      Consumer                    1            -             1            -
                              -----        -----         -----        -----
         Total
          recoveries              1            0             1            0
                              -----        -----         -----        -----
            Net charge-
             offs               (20)          (4)          (22)         (11)
                              -----        -----         -----        -----
    Allowance acquired
     through acquisition          0            0         1,419            0
                              -----        -----         -----        -----
    Allowance at end of
     period                  $3,452       $1,164        $3,452       $1,164
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

   Liquidity & Capital Resources

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 5.0%. On September 30, 1997, the Bank's liquidity ratio, calculated in accordance with OTS requirements, was 8.25%. In addition, according to current OTS regulations, short-term liquid assets must constitute l.0% of the average daily balance of net withdrawable deposit accounts and short-term borrowings. On September 30, 1997, the Bank's short-term liquidity ratio was 4.53%.

   At September 30, 1997, the Bank had outstanding commitments to originate loans of $15.4 million, with varying interest rates. At September 30, 1997, the Bank had outstanding commitments to sell mortgage loans of $4.2 million, and commitments to purchase loans of $250,000. In addition, the Bank had commitments to fund unused lines of credit of $7.6 million at September 30, 1997. Management does not believe the Bank will suffer any adverse consequences as a result of fulfilling these commitments.

   The following table summarizes the Bank's capital ratios and the ratios required by the Financial Institution Reform, Recovery and Enforcement Act of 1989 and implementing regulations relating thereto at September 30, 1997:

                                                                Risk-
                                    Tangible       Core         Based
                                     Capital      Capital      Capital
                                          (Dollars in thousands)


    Bank's regulatory
     percentage                       11.78%       11.78%        20.43%
    Required regulatory
     percentage                        1.50         3.00          8.00
                                      -----        -----         -----
    Excess regulatory
     percentage                       10.28%        8.78%        12.43%
                                      =====       ======        ======

    Bank's regulatory capital       $60,638      $60,638       $64,090
    Required regulatory
     capital                          7,722       15,445        25,102
                                     ------       ------        ------
    Excess regulatory capital       $52,916      $45,193       $38,988
                                     ======       ======        ======

   Special Note Regarding Forward-Looking Statements

   The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, interest rate trends, the general economic climate in the Corporation's market area, loan delinquency rates, regulatory treatment and the ability of the Corporation to successfully integrate the operations of OSB. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

   Part II - Other Information

   Item 4--Submission of Matters to a Vote of Security Holders

   At the Corporation's annual meeting of shareholders held on July 28, 1997, David L. Baston, Walter H. Drew, Donald S. Koskinen, and Ronald L. Tenpas were elected as directors of the Corporation for three-year terms expiring in 2000. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                              Shares Withholding
   Name of Nominee     Shares Voted For           Authority

   David L. Baston          3,223,884               80,228
   Walter H. Drew           3,244,969               59,143
   Donald S. Koskinen       3,247,932               56,180
   Ronald L. Tenpas         3,224,846               79,266


   The following table sets forth the other directors of the Corporation whose terms of office continued after the 1997 annual meeting:

                                           Year in Which
       Name of Director                     Term Expires

       David L. Erdmann                           1998
       Donald D. Parker                           1998
       William A. Raaths                          1998
       David L. Geurden                           1998
       David L. Omachinski                        1998
       Richard A. Bergstrom                       1999
       William J. Schmidt                         1999
       Edwin L. Downing                           1999
       Thomas C. Butterbrodt                      1999
       James J. Rothenbach                        1999

   In addition, at the annual meeting, shareholders ratified the selection of Wipfli Ullrich Bertelson LLP as the Corporation's independent auditors for the fiscal year ending March 31, 1998. With respect to such matter, the number of shares voted for and against were 3,221,908 and 53,956, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 28,248 and -0-, respectively.

   Item 6--Exhibits and Reports on Form 8-K

       (a)   Exhibits

             10.1   Employment Agreement with James J. Goetz, dated
                      August 28, 1997

             27     Financial Data Schedule (EDGAR version only)

       (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FCB FINANCIAL CORP.



   Date: November 11, 1997           By:/s/ James J. Rothenbach
                                       James J. Rothenbach
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


   Date: November 11, 1997           By:/s/ Phillip J. Schoofs
                                       Phillip J. Schoofs
                                       Vice President, Treasurer and Chief
                                       Financial Officer (Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Exhibit

     10.1         Employment Agreement with James J. Goetz, dated
                    August 28, 1997

     27           Financial Data Schedule (EDGAR version only)