Form 10-Q
period 1997-12-31
FCB FINANCIAL CORP
filed 1998-02-13
CIK 906195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                        Commission File Number:  0-22066

                               FCB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

          Wisconsin                               39-1760287
   (State or other jurisdiction                  (IRS Employer
   of incorporation or organization)           Identification No.)


     420 South Koeller Street, Oshkosh, WI           54902
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

                          Yes     X         No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class:  Common Stock, $.01 Par Value

        Number of shares outstanding as of December 31, 1997:   3,862,531

                              FCB FINANCIAL CORP.

                               INDEX -- FORM 10-Q


   Part I--Financial Information
                                                             Page No.


   Item 1--Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition as
        of December 31, 1997 and March 31, 1997                  1

        Consolidated Statements of Income for the Three
        Months Ended December 31, 1997 and 1996                  3

        Consolidated Statements of Income for the Nine
        Months Ended December 31, 1997 and 1996                  4

        Consolidated Statements of Shareholders' Equity
        for the Nine Months Ended December 31, 1997 and 1996     5

        Consolidated Statements of Cash Flows for the
        Three Months Ended December 31, 1997 and 1996            6

        Consolidated Statements of Cash Flows for the
        Nine Months Ended December 31, 1997 and 1996             8

        Notes to Consolidated Financial Statements              10

   Item 2 --Management's Discussion and Analysis

        Results of Operations                                   13

        Changes in Financial Condition                          14

        Asset Quality                                           16

        Liquidity & Capital Resources                           18

        Special Note Regarding Forward-Looking Statements       19

   Item 3 --Quantitative and Qualitative
           Disclosures About Market Risk                        19


   Part II--Other Information

   Item 6 --Exhibits and Reports on Form 8-K                    19

                      Part I - Financial Information

Item 1--Financial Statements

                    FCB FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    December 31, 1997 and March 31, 1997
                               (Unaudited)


                                  ASSETS


                                        December 31       March 31
                                            1997              1997
                                                (In thousands)

Cash and cash equivalents               $   17,933        $    4,628
Investment securities available
  for sale, at fair value                      897                --
Investment securities held to
  maturity (estimated fair value of
  $24,674 and $8,953 at December 31,
  1997 and March 31, 1997, respectively)    24,409             8,995
Mortgage-related securities available
  for sale, at fair value                   33,744             6,363
Mortgage-related securities held to
  maturity (estimated fair value of
  $27,301 and $16,613 at December 31,
  1997 and March 31, 1997, respectively)    26,913            16,531
Investment in Federal Home Loan
  Bank stock, at cost                        6,028             3,245
Loans held for sale - At cost at
  December 31, 1997 and net of
  unrealized loss of $87 at
  March 31, 1997                             9,029             3,270
Loans receivable - Net                     389,246           221,496
Office properties and equipment              6,310             4,091
Other assets                                 5,402             2,566
                                           -------           -------
TOTAL ASSETS                            $  519,911        $  271,185
                                           =======           =======


See accompanying notes to the unaudited consolidated financial statements.

                     FCB FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     December 31, 1997 and March 31, 1997
                                (Unaudited)


                    LIABILITIES AND SHAREHOLDERS' EQUITY



                                                 December 31       March 31
                                                    1997              1997
                                                        (In thousands)
Liabilities:
   Deposit accounts                             $  315,978        $  153,163
   Borrowed funds                                  116,600            64,900
   Advance payments by borrowers for taxes
    and insurance                                    2,018             2,586
   Other liabilities                                12,031             3,104
                                                 ---------          --------
   Total liabilities                               446,627           223,753
                                                 ---------          --------
Commitments and contingencies

Shareholders' Equity:
   Common stock - $.01 par value                        45                29
   Additional paid-in capital                       59,185            28,911
   Retained earnings - Substantially
    restricted                                      28,317            26,630
   Unrealized gain (loss) on securities
    available for sale - Net of tax                    315               (72)
   Unearned compensation - ESOP                     (1,117)             (869)
   Treasury common stock, at cost                  (13,461)           (7,197)
                                                  --------          --------
   Total shareholders' equity                       73,284            47,432
                                                  --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  519,911        $  271,185
                                                  ========          ========


See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   Three Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                      Three Months Ended
                                                          December 31
                                                    1997              1996
                                                    (In thousands except per
                                                        share numbers)
Interest and dividend income:
   Mortgage loans                               $    6,300        $    3,786
   Other loans                                       1,927               721
   Investment securities                               420               121
   Mortgage-related securities                       1,042               382
   Dividends on stock in Federal Home Loan Bank        107                55
   Interest-bearing deposits                            87                16
                                                  --------          --------
        Total interest and dividend income           9,883             5,081
                                                  --------          --------
Interest expense:
   Deposit accounts                                  3,908             1,944
   Borrowed funds                                    1,567               809
                                                  --------          --------
        Total interest expense                       5,475             2,753
                                                  --------          --------
Net interest income                                  4,408             2,328
Provision for loan losses                              150               100
                                                  --------          --------
Net interest income after provision for
  loan losses                                        4,258             2,228
                                                  --------          --------
Noninterest income:
   Loan fees - Net                                     168               100
   Gain on sale of loans - Net                         188               146
   Deposit fees                                        222                38
   Other income                                        124                41
                                                  --------          --------
        Total noninterest income                       702               325
                                                  --------          --------
Operating expenses:
   Compensation, payroll taxes and
     other employee benefits                         1,385               612
   Marketing                                            93                75
   Occupancy                                           276               160
   Data processing                                     119                64
   Federal insurance premiums                           51                92
   Other                                               383               212
                                                  --------          --------
        Total operating expenses                     2,307             1,215
                                                  --------          --------
Income before provision for income taxes             2,653             1,338
Provision for income taxes                             935               589
                                                  --------          --------
NET INCOME                                      $    1,718        $      749
                                                  ========          ========
BASIC EARNINGS PER SHARE - See note 5           $     0.46        $     0.32
                                                  ========          ========
DILUTED EARNINGS PER SHARE - See note 5         $     0.45        $     0.31
                                                  ========          ========
DIVIDENDS DECLARED PER SHARE                    $     0.20        $     0.18
                                                  ========          ========


See accompanying notes to the unaudited consolidated financial statements.

                   FCB FINANCIAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                Nine Months Ended December 31, 1997 and 1996
                              (Unaudited)

                                                      Nine Months Ended
                                                         December 31
                                                   1997              1996
                                                  (In thousands except per
                                                        share numbers)
Interest and dividend income:
    Mortgage loans                             $   18,140        $   11,219
    Other loans                                     5,227             2,010
    Investment securities                           1,325               323
    Mortgage-related securities                     3,003             1,172
    Dividends on stock in Federal Home
      Loan Bank                                       296               149
    Interest-bearing deposits                         138                46
                                                 --------          --------
         Total interest and dividend income        28,129            14,919
                                                 --------          --------
Interest expense:
    Deposit accounts                               11,226             5,806
    Borrowed funds                                  4,631             2,279
                                                 --------          --------
         Total interest expense                    15,857             8,085
                                                 --------          --------
Net interest income                                12,272             6,834
Provision for loan losses                             800               200
                                                 --------          --------
Net interest income after provision
   for loan losses                                 11,472             6,634
                                                 --------          --------
Noninterest income:
    Loan fees - Net                                   497               284
    Gain on sale of loans - Net                       523               270
    Gain on sale of mortgage-related
       securities available for sale                   99                --
    Deposit fees                                      544               102
    Other income                                      390               135
                                                 --------          --------
         Total noninterest income                   2,053               791
                                                 --------          --------
Operating expenses:
    Compensation, payroll taxes and
      other employee benefits                       3,809             1,781
    Marketing                                         273               199
    Occupancy                                         857               499
    Data processing                                   474               193
    Federal insurance premiums                        147             1,240
    Merger-related charges                            827                --
    Other                                           1,044               582
                                                 --------          --------
         Total operating expenses                   7,431             4,494
                                                 --------          --------
Income before provision for income taxes            6,094             2,931
Provision for income taxes                          1,996             1,206
                                                 --------          --------
NET INCOME                                     $    4,098        $    1,725
                                                 ========          ========
BASIC EARNINGS PER SHARE - See note 5          $     1.12        $     0.73
                                                 ========          ========
DILUTED EARNINGS PER SHARE - See note 5        $     1.09        $     0.71
                                                 ========          ========
DIVIDENDS DECLARED PER SHARE                   $     0.58        $     0.54
                                                 ========          ========


See accompanying notes to the unaudited consolidated financial statements.

                                            FCB FINANCIAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         Nine Months Ended December 31, 1997 and 1996
                                                   (Unaudited-in thousands)
                                                                           Unrealized
                                                                           Gain (Loss) on
                                                                           Securities
                                                 Additional                Available    Unearned     Treasury
                                     Common       Paid-in     Retained     For Sale -   Compensation- Common
                                      Stock       Capital     Earnings     Net of Tax     ESOP         Stock        Total

 Balance at March 31, 1996          $     29    $  28,693   $   25,930    $     (26)   $  (1,118)   $  (6,316)   $  47,192
 Net income for nine months
   ended December 31, 1996                                       1,725                                               1,725
 Cash dividends declared ($.54
   per share)                                                   (1,268)                                             (1,268)
 Amortization of unearned
   compensation - ESOP                                149                                    190                       339
 Increase in unrealized loss on
   securities available for sale -
   Net of tax                                                                   (13)                                   (13)
 Exercise of stock options -
   3,000 treasury common shares                                    (18)                                    48           30
 Purchase of treasury common stock -
   56,000 shares                                                                                         (997)        (997)
                                     -------     --------     --------      -------      -------     --------     --------
 Balance at December 31, 1996             29       28,842       26,369          (39)        (928)      (7,265)      47,008
 Net income for three months
   ended March 31, 1997                                            715                                                 715
 Cash dividends declared ($.18
   per share)                                                     (428)                                               (428)
 Amortization of unearned
   compensation - ESOP                                 69                                     59                       128
 Increase in unrealized loss on
   securities available for sale -
   Net of tax                                                                   (33)                                   (33)
 Exercise of stock options -
   4,189 treasury common shares                                    (26)                                    68           42
                                     -------     --------     --------      -------      -------     --------     --------
 Balance at March 31, 1997                29       28,911       26,630          (72)        (869)      (7,197)      47,432
 Net income for nine months
   ended December 31, 1997                                       4,098                                               4,098
 Cash dividends declared ($.58
   per share)                                                   (2,196)                                             (2,196)
 Amortization of unearned
   compensation - ESOP                                367                                    239                       606
 Change in unrealized gain
   (loss) on securities
   available for sale -
   Net of tax                                                                   387                                    387
 Exercise of stock options -
   43,516 treasury common shares                                  (215)                                   722          507
 Purchase of treasury common
   stock - 263,656 shares                                                                              (6,986)      (6,986)
 Acquisition of OSB Financial
   Corp.                                  16       29,907                                   (487)                   29,436
                                     -------     --------     --------      -------      -------     --------     --------
 Balance at December 31, 1997     $       45   $   59,185   $   28,317    $     315    $  (1,117)  $  (13,461)  $   73,284
                                     =======     ========     ========      =======      =======     ========     ========

 See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended December 31, 1997 and 1996
                                 (Unaudited)

                                                       Three Months Ended
                                                          December 31
                                                       1997          1996
                                                         (In thousands)

Operating activities:
   Net income                                       $   1,718     $     749
                                                     --------      --------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and net amortization
        (accretion)                                        47            52
      Provision for loan losses                           150           100
      Gain on sale of assets                             (188)         (146)
      Loans originated for sale                       (16,620)       (5,443)
      Proceeds from loan sales                         12,596         5,881
      Changes in operating assets and
        liabilities                                     3,757          (133)
      Unearned compensation - ESOP                        220           117
                                                     --------      --------
            Total adjustments                             (38)          428
                                                     --------      --------
Net cash provided by operating activities               1,680         1,177
                                                     --------      --------
Cash flows from investing activities:
   Purchases of investment securities held
     to maturity                                            0        (5,000)
   Maturities of investment securities held
     to maturity                                        4,000         6,000
   Principal repayments on mortgage-related
     securities available for sale                        205           100
   Principal repayments on mortgage-related
     securities held to maturity                          614           368
   Purchase of Federal Home Loan Bank stock                 0           (50)
   Net (increase) decrease in loans                     8,583        (2,177)
   Capital expenditures                                   (82)           (1)
                                                     --------      --------
Net cash provided by (used in) investing
  activities                                           13,320          (760)
                                                     --------      --------
Cash flows from financing activities:
   Net (increase) decrease in deposit accounts           (569)        1,673
   Net increase in borrowed funds                       2,090         1,000
   Net decrease in advance payments by borrowers
      for taxes and insurance                          (8,843)       (3,349)
   Proceeds from exercise of stock options                 19             0
   Purchase of treasury common stock                     (519)            0
   Dividends paid                                        (746)         (422)
                                                     --------      --------
Net cash used in financing activities                  (8,568)       (1,098)
                                                     --------      --------
Net increase (decrease) in cash and
   cash equivalents                                     6,432          (681)
Cash and cash equivalents at beginning                 11,501         4,148
                                                     --------      --------
Cash and cash equivalents at end                    $  17,933     $   3,467
                                                     ========      ========
Supplemental cash flow information:

   Cash paid during the period for:
      Interest on deposit accounts                  $   3,897     $   1,862
      Interest on borrowed funds                        1,582           793
      Income taxes                                        990           437

   Loans transferred from held for sale to
        held for investment                         $   1,073     $       0




See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended December 31, 1997 and 1996
                                 (Unaudited)

                                                       Nine Months Ended
                                                          December 31
                                                       1997         1996
                                                         (in thousands)

Operating activities:
   Net income                                       $   4,098     $   1,725
                                                      -------       -------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and net amortization
        (accretion)                                       176           166
      Provision for loan losses                           800           200
      Gain on sale of assets                             (622)         (270)
      Loans originated for sale                       (36,302)      (14,484)
      Proceeds from loan sales                         30,517        16,354
      Changes in operating assets and liabilities       5,089           296
      Unearned compensation - ESOP                        606           339
                                                      -------       -------
            Total adjustments                             264         2,601
                                                      -------       -------
Net cash provided by operating activities               4,362         4,326
                                                      -------       -------
Cash flows from investing activities:
   Purchases of investment securities held
     to maturity                                       (2,968)       (9,000)
   Maturities of investment securities held
     to maturity                                       11,425         8,000
   Principal repayments on mortgage-related
     securities available for sale                        899           360
   Sale of mortgage-related securities
     available for sale                                 3,426             0
   Principal repayments on mortgage-related
     securities held to maturity                        1,688         1,106
   Redemption of Federal Home Loan Bank stock             175             0
   Purchase of Federal Home Loan Bank stock               (40)         (575)
   Net (increase) decrease in loans                     8,175       (15,958)
   Capital expenditures                                   (98)          (67)
   Net cash received in acquisition                     3,104             0
                                                      -------       -------
Net cash provided by (used in) investing
   activities                                          25,786       (16,134)
                                                      -------       -------
Cash flows from financing activities:
   Net increase in deposit accounts                       539         1,685
   Net increase (decrease) in borrowed funds           (6,660)       11,500
   Net decrease in advance payments by borrowers
      for taxes and insurance                          (2,363)         (531)
   Proceeds from exercise of stock options                507            30
   Purchase of treasury common stock                   (6,986)         (997)
   Dividends paid                                      (1,880)       (1,204)
                                                      -------       -------
Net cash provided by (used in) financing
    activities                                        (16,843)       10,483
                                                      -------       -------
Net increase (decrease) in cash and
    cash equivalents                                   13,305        (1,325)
Cash and cash equivalents at beginning                  4,628         4,792
                                                      -------       -------
Cash and cash equivalents at end                    $  17,933     $   3,467
                                                      =======       =======

Supplemental cash flow information:

   Cash paid during the period for:
      Interest on deposit accounts                  $  11,189     $   5,634
      Interest on borrowed funds                        4,669         2,230
      Income taxes                                      1,693         1,457
   Supplemental schedule of non-cash investing
        activities:
      Loans transferred to foreclosed property      $     112     $       0
      Loans transferred from held for sale to
        held for investment                         $   1,073     $       0


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

   NOTE 2-BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and nine months ended December 31, 1997 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 1997 included in the Corporation's Annual Report on Form 10-K (Commission File Number 0-22066) as filed with the Securities and Exchange Commission.

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

   Under the terms of the Merger Agreement, each share of common stock, $.01 par value, of OSB (the "OSB Common Stock") issued and outstanding immediately prior to the effectiveness of the Merger was (except as otherwise provided below) canceled and converted into the right to receive
   1.46 shares of the common stock, $.01 par value, of the Corporation (the "FCB Common Stock") plus cash in lieu of any fractional share. All shares of OSB Common Stock (I) owned by OSB as treasury stock, (ii) owned by OSB Management Development and Recognition Plans and not allocated to participants thereunder and (iii) owned by the Corporation were canceled and no FCB Common Stock or other consideration was given in exchange therefor. Of the 1,157,534 shares of OSB Common Stock issued and outstanding at the effective time of the Merger, 48,650 shares were canceled pursuant to the preceding sentence and the remaining 1,108,884 shares were converted into shares of FCB Common Stock and cash in lieu of fractional shares as described above. Shares of FCB Common Stock which were issued and outstanding at the time of the Merger were not affected by the Merger and remained outstanding. In connection with the Merger, Oshkosh Savings Bank, F.S.B., a federally chartered stock savings association and subsidiary of OSB, was merged with and into the Bank. The Bank was the surviving corporation in that merger.

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

   The following presents pro-forma information as though the two corporations had combined at the beginning of each of the periods presented (dollars in thousands, except per share information):


                                         Nine Months        Three Months
                                            Ended               Ended
                                        December 31,        December 31,
                                       1997        1996     1997        1996


   Revenue                            $31,872    $30,286   $10,585   $10,444
   Income before extraordinary
     items and cumulative effect of
     accounting changes                $4,040     $2,592    $1,718    $1,310
   Net income                          $4,040     $2,592    $1,718    $1,310
   Basic Earnings per share before
     extraordinary items and
     cumulative effect of accounting
     changes                            $1.10      $0.65     $0.46     $0.33
   Basic Earnings per share             $1.10      $0.65     $0.46     $0.33
   Diluted Earnings per share before
     extraordinary items and
     cumulative effect of accounting
     changes                            $1.08      $0.64     $0.45     $0.32
   Diluted Earnings per share           $1.08      $0.64     $0.45     $0.32


   Additional information relating to the Merger is included in the Corporation's Current Report on Form 8-K, dated May 1, 1997, to which reference is hereby made.

   NOTE 4-ACCOUNTING CHANGES

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS and further requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator
   of the diluted EPS computation.    The Statement requires restatement of
   all prior-period EPS data presented. The Corporation adopted SFAS No. 128 in the period ended December 31, 1997. Earnings per share for prior periods have been restated in accordance with the Statement. See Note 5-Earnings Per Share below for the reconciliation of basic EPS to diluted EPS.

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

   NOTE 5-EARNINGS PER SHARE

   The following table reflects a reconciliation for the nine months ended December 31, 1997 of basic earnings per share and diluted earnings per share:

                         For the Nine Months Ended December 31, 1997
                      (In thousands, except share and per-share amounts)

                                  Income           Shares          Per-Share
                                (Numerator)     (Denominator)      Amount

   Basic EPS
   Income available to
    common shareholders           $4,098          3,664,763            $1.12
                                                                       =====
   Effect of Dilutive
    Securities
   Options - net                                     79,492
                                                     ------
   Diluted EPS
   Income available to common
    shareholders plus assumed
    conversions                   $4,098          3,744,245            $1.09
                                                                       =====


   NOTE 6-STOCK REPURCHASE PROGRAMS

   On July 2, 1997, the Corporation announced an additional stock repurchase program. Under this program, the Corporation is authorized to purchase an additional 5% of its outstanding common stock, or 203,704 shares, over the twelve-month period beginning with the date of the announcement. At December 31, 1997, 196,500 shares had been repurchased. On September 23, 1997, the Corporation announced the continuation of its stock repurchase program under which up to 5% or 193,000 shares may be repurchased. These programs were the fifth and sixth 5% stock repurchase programs adopted by the Corporation since it became a public company in September, 1993.

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

   Comparison of Operating Results for the Three and Nine Months Ended December 31, 1997 and 1996

   Net income was $1.7 million and $749,000 for the quarters ended December 31, 1997 and 1996, respectively, and $4.1 million and $1.7 million for the nine-month periods ended on the same dates, respectively. The increase in earnings for the quarter and nine-month period ended December 31, 1997 from the same periods in the prior fiscal year was primarily the result of including the operating results of the former OSB Financial Corp. ("OSB") from the date of the merger (the "Merger") of OSB with and into the Corporation (see Note 3 of Notes to Consolidated Financial Statements). The year to date period also was impacted by the nonrecurrence of the $970,000 special Savings Association Insurance Fund ("SAIF") assessment paid to the Federal Deposit Insurance Corporation ("FDIC") in the quarter ended September 30, 1996; there was no such special assessment paid in the nine months ended December 31, 1997.

   Net interest income increased to $4.4 million for the quarter ended December 31, 1997 from $2.3 million for the quarter ended December 31, 1996, and increased to $12.3 million from $6.8 million for the nine months ended December 31, 1997 and 1996, respectively. The increase was due to growth in average earning assets to $504.9 million at December 31, 1997 as compared with $259.4 million at March 31, 1997 and $260.4 million at December 31, 1996. The major factor contributing to this average earning asset growth was the addition of approximately $244.0 million of earning assets as a result of the Merger. Also contributing to the growth in net interest income was an increase in the net interest spread to 2.82% for the quarter ended December 31, 1997 from 2.78% for the same quarter ended one year ago. However, other net interest spread and margin movements partially mitigated the earning assets growth. The net interest margin slipped to 3.47% for the quarter just ended from 3.60% for the quarter ended December 31, 1996. Net interest spread for the nine-month periods ended December 31, 1997 and 1996 were 2.67% and 2.72%, respectively. The net interest margin also decreased to 3.38% for the nine-month period ended December 31, 1997 from 3.57% for the nine-month period ended
   December 31, 1996.   Interest spread and net interest margin decreases
   were primarily driven by an increase in the cost of borrowed funds as a result of adding higher cost debt which was assumed in the Merger. Since the direction and magnitude of future interest rate changes are not known, it is not possible for management to estimate how such changes may impact the Corporation's results of operations in the future.

   The provision for loan losses increased from $100,000 for the quarter ended December 31, 1996 to $150,000 for the same quarter of 1997. The provision for the nine-month periods also increased from $200,000 for the period ended December 31, 1996 to $800,000 for the same period ended December 31, 1997. The increase for the nine months was primarily a result of a provision of $350,000 made to equalize the loan loss allowance percentages historically maintained by the Bank and the former Oshkosh Savings Bank, F.S.B. The remaining increase for the year to date and the increase in the quarter were due to a change in the mix of loans after completing the Merger. For more information on the allowance for loan losses, see the " Asset Quality" section below.

   Noninterest income increased from $325,000 for the quarter ended December 31, 1996 to $702,000 for the quarter ended December 31, 1997. Noninterest income also increased from $791,000 for the nine months ended December 31, 1996 to $2.1 million for the nine months ended December 31, 1997. These increases were primarily the result of including in the Corporation's financial statements the operating results of OSB from the date of the Merger. Additionally, as a result of deposit product restructuring in connection with the Merger, deposit fee income increased from $38,000 for the quarter ended December 31, 1996 to $222,000 for the same period ended December 31, 1997. Deposit fees also increased to $544,000 for the nine months ended December 31, 1997 from $102,000 for the nine-month period
   ended December 31, 1996.   Further contributing to the increase was the
   gain of $99,000 on the sale of a mortgage-related security held for sale during the nine months ended December 31, 1997. There were no such sales in the nine months ended December 31, 1996.

   Operating expenses increased to $2.3 million for the quarter ended December 31, 1997 from $1.2 million for the quarter ended December 31, 1996, and increased to $7.4 million for the nine months ended December 31, 1997 from $4.5 million for the nine months ended December 31, 1996. Included in the increase for the 1997 nine-month period was a charge of $827,000 for costs associated with Merger. These Merger-related items included (but were not limited to) the cost of combining the respective banks' loan and deposit products, contract termination charges, data processing conversion charges, personnel training costs, and severance costs. The remainder of the increase in operating expenses for both periods presented was primarily due to adding the operating expenses of the former OSB from the date of the Merger. Partially offsetting the increase was a decrease in deposit insurance premiums due to the industry-wide reduction in the deposit insurance assessment rate commencing September 30, 1996.

   Provision for income taxes increased from $589,000 and $1.2 million for the three and nine months ended December 31, 1996, respectively, to $935,000 and $2.0 million for the same three- and nine-month periods ended December 31, 1997, respectively. The increase was primarily a result of the increase in income before taxes. Partially offsetting this increase was a larger proportional tax-free investment portfolio acquired as part of the Merger.

   The Corporation recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors, potentially arising from calculations using the Year 2000 date, are a known risk. The Corporation is in the process of identifying these risk areas and implementing programs to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures. The Corporation has not yet determined the cost, which will be expensed as incurred, of evaluating software or making any modifications necessary to correct any Year 2000 problems.


   Changes in Financial Condition

   Total Assets. Total assets increased $248.7 million to $519.9 million at December 31, 1997 from $271.2 million at March 31, 1997. The Merger added $256.7 million in assets to the Corporation.

   Investment and Mortgage-related Securities.   Total investment and
   mortgage-related securities increased from $31.9 million at March 31, 1997 to $85.9 million at December 31, 1997. The Merger added $67.8 million to total investment and mortgage-related securities. On the date of the Merger, the OSB investment portfolio was evaluated, and reclassifications were made between securities available for sale and held to maturity to reconcile the former OSB portfolio with the Corporation's investment policy. These securities were transferred at their market value on the date of the Merger.

   Net Loans Receivable. Net loans receivable increased $167.7 million to $389.2 million at December 31, 1997 from $221.5 million at March 31, 1997. This increase resulted primarily from the addition of $175.8 million in net loans due to the Merger.

   Borrowed Funds. Borrowed funds increased $51.7 million to $116.6 million at December 31, 1997 from $64.9 million at March 31, 1997. The Merger added $58.4 million to the Corporation's borrowed funds.

   Deposit Accounts. Deposit accounts totaled $316.0 million at December 31, 1997 compared with $153.2 million at March 31, 1997. The Merger added $162.3 million in deposits.

   Other Liabilities. Other liabilities increased from $3.1 million at March 31, 1997 to $12.3 million at December 31, 1997. The increase resulted primarily from the Merger.

   Shareholders' Equity. Total shareholders' equity increased from $47.4 million at March 31, 1997 to $73.3 million at December 31, 1997. The increase was due to issuance of additional common shares in connection with the Merger. The increase was partially offset by an expenditure of approximately $7.0 million to repurchase stock pursuant to the stock repurchase programs referred to in Note 6 of the Notes to Consolidated Financial Statements.

   Asset Quality

   Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the ultimate collectibility of the loan.

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

                      At December 31,                  At March 31,
                             1997           1997           1996          1995
                                                 (In thousands)


Non-accruing loans:
   One- to four-family     $1,008           $379           $212            $243
   Five or more family         -              -              -               -
   Commercial real estate      17             -              -               -
   Other commercial            -              -              -               -
   Consumer and other         153             25             -               27
                            -----           ----           ----            ----
       Total                1,178            404            212             270
                            -----           ----           ----            ----
Foreclosed assets:
   One- to four-family        147             -              -               -
   Five or more family         -              -              -               -
   Commercial real estate      -              -              -               -
   Repossessed assets           7             -              22              -
                            -----           ----           ----            ----
       Total                  154              0             22               0
                            -----           ----           ----            ----
Total non-performing
  assets                   $1,332           $404           $234            $270
                            =====           ====           ====            ====
Total non-performing assets
  as a percentage of total
  assets                     0.26%          0.15%          0.09%           0.11%
                            =====           ====           ====            ====
Allowance for loan losses
  to loans and foreclosed
  properties                 0.92%          0.51%          0.51%           0.47%
                            =====           ====           ====            ====


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

   Federal regulations require that each savings institution classify its own assets on a regular basis. On the basis of management's review of its assets, at December 31, 1997, on a net basis, the Bank classified $486,000 of its assets as special mention, $919,000 as substandard, and $5,000 as doubtful. Assets totaling $7,000 were classified as loss at December 31, 1997. As of December 31, 1997, management believes that these asset classifications were consistent with those of the Office of Thrift Supervision (the "OTS").

   Based on management's evaluation at December 31, 1997, $150,000 in general loan loss provisions were deemed appropriate for the quarter ended December 31, 1997 and the aggregate allowance for loan losses of $3,594,000 as of such date was determined to be adequate.

   The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                    Three months              Nine months
                                  Ended December 31,        Ended December 31,
                                  1997          1996        1997          1996
                                                 (In thousands)

Allowance at beginning of
  period                         $3,452        $1,164      $1,405        $1,075
Provision for loan losses           150           100         800           200
Charge-offs:
   Residential real estate            -             -           -             -
   Commercial real estate            (5)            -          (5)            -
   Other commercial                   -             -           -             -
   Consumer and other                (6)           (2)        (29)          (13)
                                  -----         -----       -----          ----
       Total Charge-offs            (11)           (2)        (34)          (13)
                                  -----         -----       -----          ----
Recoveries:
    Residential real estate           1            -            1             -
    Commercial real estate            1            -            1             -
    Other commercial                  -            -            -             -
    Consumer and other                1            -            2             -
                                  -----         -----       -----          ----
        Total recoveries              3             0           4             0
                                  -----         -----       -----          ----
             Net charge-offs         (8)           (2)        (30)          (13)
                                  -----         -----       -----          ----
Allowance acquired through
  acquisition                         0             0       1,419             0
                                  -----         -----       -----         -----
Allowance at end of period       $3,594        $1,262      $3,594        $1,262
                                  =====         =====       =====         =====

   While management believes the allowances are adequate and that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

   Liquidity & Capital Resources

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 4.0%. On December 31, 1997, the Bank's liquidity ratio, calculated in accordance with OTS requirements, was 16.3%.

   At December 31, 1997, the Bank had outstanding commitments to originate loans of $16.5 million, with varying interest rates. At December 31, 1997, the Bank had outstanding commitments to sell mortgage loans of $9.8 million, and commitments to purchase loans of $250,000. In addition, the Bank had commitments to fund unused lines of credit of $7.3 million at December 31, 1997. Management does not believe the Bank will suffer any adverse consequences as a result of fulfilling these commitments.

   The following table summarizes the Bank's capital ratios and the ratios required by the Financial Institution Reform, Recovery and Enforcement Act of 1989 and implementing regulations relating thereto at December 31, 1997:

                                                                  Risk-
                            Tangible            Core              Based
                             Capital           Capital           Capital
                                         (Dollars in thousands)

Bank's regulatory percentage   11.51 %           11.51 %           19.79
Required regulatory
  percentage                    1.50              3.00              8.00
                               -----             -----             -----
Excess regulatory percentage   10.01 %            8.51 %           11.79
                               =====             =====             =====

Bank's regulatory capital    $59,050           $59,050           $62,644
Required regulatory capital    7,694            15,388            25,327
                              ------            ------            ------
Excess regulatory capital    $51,356           $43,662           $37,317
                              ======            ======            ======


   Special Note Regarding Forward-Looking Statements

   The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, interest rate trends, the general economic climate in the Corporation's market area, loan delinquency rates, regulatory treatment and the ability of the Corporation to successfully complete its integration of the operations of the former OSB. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.


   Item 3 - Quantitative and Qualitative Disclosures About Market Risk

           Not Applicable


   Part II - Other Information


      Item 6--Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27   FFinancial Data Schedule (EDGAR version only)

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                            SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FCB FINANCIAL CORP.



   Date: February 11, 1998           By:/s/ James J. Rothenbach
                                       James J. Rothenbach
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


   Date: February 11, 1998           By:/s/ Phillip J. Schoofs
                                       Phillip J. Schoofs
                                       Vice President, Treasurer and Chief
                                       Financial Officer (Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Exhibit


     27           Financial Data Schedule (EDGAR version only)