Form 10-K405
period 1998-03-31
FCB FINANCIAL CORP
filed 1998-06-24
CIK 906195

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended March 31, 1998

                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-22066

                               FCB Financial Corp.
             (Exact name of registrant as specified in its charter)

         Wisconsin                                           39-1760287
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

   420 South Koeller Street, Oshkosh, WI                             54902
   (Address of principal executive office)                         (Zip Code)

   Registrant's telephone number, including area code:         (920) 236-3680

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

   The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing sales price of the Registrant's
   common stock as of May 31, 1998, was $     104,000,000    .

   Number of shares of common stock, $.01 par value, outstanding as of May
   31, 1998:   3,867,080

   Documents Incorporated by Reference:
   Portions of FCB Financial Corp.'s Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                               FCB FINANCIAL CORP.

                     INDEX TO THE ANNUAL REPORT ON FORM 10-K

                    For The Fiscal Year Ended March 31, 1998

   PART I                                                            Page No.

   Item 1    Business                                                  1

   Item 2    Properties                                               39

   Item 3    Legal Proceedings                                        39

   Item 4    Submission of Matters to a Vote of Security Holders      39


   PART II

   Item 5    Market for Registrant's Common Equity
             and Related Shareholder Matters                          40

   Item 6    Selected Financial Data                                  40

   Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      40

   Item 7A   Quantitative and Qualitative Disclosures about
             Market Risk                                              40

   Item 8    Financial Statements and Supplementary Data              40

   Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                      40


   PART III

   Item 10   Directors and Executive Officers of the Registrant       40

   Item 11   Executive Compensation                                   40

   Item 12   Security Ownership of Certain Beneficial
             Owners and Management                                    41

   Item 13   Certain Relationships and Related Transactions           41

   PART IV

   Item 14   Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                                  41

   Signatures                                                         42

                                     PART I

   Item 1. Business

   General

          FCB Financial Corp. (the "Corporation"), a Wisconsin corporation, became the unitary savings and loan holding company for Fox Cities Bank (the "Bank") upon the Bank's conversion from a federal mutual savings bank to a federal stock savings bank (the "Conversion"). The Conversion was completed on September 23, 1993. At March 31, 1998, the Corporation had total consolidated assets of $517.8 million and consolidated shareholders equity of $74.9 million. The Corporation declared quarterly cash dividends of $0.18 per share to shareholders in the first quarter and $.20 per share to shareholders in each of the last three quarters in the fiscal year ended March 31, 1998, for a dividend payout ratio (dividends declared per share divided by diluted earnings per share) of 50.3% for the most recent fiscal year. Other financial ratios are included in Selected Consolidated Financial Data in Part II, Item 6 of this document. Other than loans to the FCB Financial Corp. Employee Stock Ownership Plan and investing in securities of the same nature as the Bank, the Corporation is not engaged in any other business activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

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

          Under the terms of the Merger Agreement, each share of common stock, $.01 par value, of OSB (the "OSB Common Stock") issued and outstanding immediately prior to the effectiveness of the Merger was (except as otherwise provided below) canceled and converted into the right to receive 1.46 shares of the common stock, $.01 par value, of the Corporation (the "FCB Common Stock") plus cash in lieu of any fractional share. All shares of OSB Common Stock (I) owned by OSB as treasury stock,
   (ii) owned by OSB Management Development and Recognition Plans and not allocated to participants thereunder or (iii) owned by the Corporation were canceled and no FCB Common Stock or other consideration was given in exchange therefor. Of the 1,157,534 shares of OSB Common Stock issued and outstanding at the effective time of the Merger, 48,650 shares were canceled pursuant to the preceding sentence and the remaining 1,108,884 shares were converted into shares of FCB Common Stock and cash in lieu of fractional shares as described above. Shares of FCB Common Stock which were issued and outstanding at the time of the Merger were not affected by the Merger and remained outstanding. In connection with the Merger, Oshkosh Savings Bank, F.S.B., a federally chartered stock savings association and subsidiary of OSB, was merged with and into the Bank. The Bank was the surviving corporation in that merger. The Bank operates from thirteen different locations, including from its principal executive offices in Oshkosh, Wisconsin, as well as from twelve branch office locations in Oshkosh, Neenah, Menasha, Appleton, Winneconne, Berlin, Ripon and Wautoma, Wisconsin. The Bank considers its primary market area to be East Central Wisconsin (including Winnebago, Outagamie, Calumet, Waushara, Green Lake and Fond du Lac counties).

   Business of the Bank

          The business of the Bank consists primarily of attracting savings deposits from the general public and using those deposits, together with other funds, to originate first mortgage loans on one- to four-family homes located in its market area. The Bank also makes commercial, commercial real estate, five or more family residential, consumer and residential construction loans within its market area. In addition, the Bank invests in mortgage-related and short- and intermediate-term government or government agency-backed investment securities and short-term liquid assets. Through its wholly-owned subsidiary, Fox Cities Financial Services, Inc., the Bank sells various investment securities and tax deferred annuities. Fox Cities Financial Services, Inc. also holds a 50% limited partnership interest in a 37-unit apartment complex providing housing for low/moderate income and elderly persons in Menasha, Wisconsin. The Bank's other wholly-owned subsidiary, Fox Cities Investments, Inc. (a Nevada corporation), holds a portfolio of investment and mortgage-related securities held to maturity. All of the investments held by the subsidiary would be allowable investments if held directly by the Bank.

          The executive offices of the Corporation and the Bank are located at 420 South Koeller Street, Oshkosh, Wisconsin 54902, and its telephone number is (920)236-3680.

   Lending Activities

          General. The Bank, like many other savings institutions, has emphasized conventional first mortgage loans secured by one- to four-family residential properties. These loans continue to be a major focus of the Bank's lending activities. The Bank offers a wide variety of mortgage loans, including 15-, 20- and 30-year conventional fixed rate loans, adjustable rate mortgage (ARM) loans, WHEDA (Wisconsin Housing and Economic Development Authority) loans, and WDVA (Wisconsin Department of Veterans Affairs) loans.

          In addition to making first mortgage residential loans, and to increase the yield and interest rate sensitivity of its portfolio, the Bank also originates commercial, commercial real estate, five or more family residential, consumer and residential construction loans. The Bank has concentrated its lending activities in its primary market area. The Bank also purchases short- to intermediate-term mortgage-related securities to supplement its lending and investment activities and to assist in asset/liability management.

          Loan Portfolio Composition. The following table presents information (exclusive of loans held for sale) concerning the composition of the Bank's loans receivable portfolio in dollar amounts (in thousands) and percentages (before deductions for loans in process, unearned interest and loan fees, unamortized unrealized losses and allowances for losses) as of the dates indicated.

                                                                      March 31,
                                            1998                        1997                        1996
                                     Amount        Percent       Amount       Percent        Amount        Percent

   Real Estate Loans:
      One- to four-family
       residential                  $214,353        56.24  %     $132,985       57.96  %    $127,426          60.36 %
      Five or more family
       residential                    14,230         3.73          12,379        5.40         13,275           6.29
      Commercial                      64,451        16.91          34,183       14.90         28,636          13.56
      Construction                    18,938         4.97          13,885        6.05         13,381           6.34
                                     -------      -------         -------    --------        -------         ------
           Total real estate
            loans                    311,972        81.85         193,432       84.31        182,718          86.55
                                     -------      -------         -------    --------        -------         ------
   Consumer Loans:
      Home improvement and home
       equity                         36,303         9.53          18,540        8.08         14,912           7.07
      Auto and recreational
       vehicles                       19,496         5.12          15,635        6.81         11,974           5.67
      Educational                      4,197         1.10           1,186        0.52          1,036           0.49
      Other                            1,530         0.40             649        0.28            469           0.22
                                     -------      -------         -------     -------       --------        -------
           Total consumer loans       61,526        16.15          36,010       15.69         28,391          13.45
                                     -------      -------         -------     -------       --------        -------
   Commercial Loans                    7,622         2.00             --          --             --             --
                                     -------      -------         -------     -------       --------        -------
      Gross loans
       receivable                    381,120       100.00  %      229,442      100.00  %     211,109         100.00 %
                                     -------       ======         -------     =======       --------        =======
   Less:
      Loans in process                 5,930                        5,791                      4,307
      Unearned interest and loan
       fees                              298                          318                        351
      Unamortized unrealized
       losses                            391                          432                        479
      Allowance for loan losses        3,567                        1,405                      1,075
                                     -------                     --------                    -------
           Total deductions           10,186                        7,946                      6,212
                                     -------                     --------                    -------
           Total loans, net         $370,934                     $221,496                   $204,897
                                     =======                     ========                    =======



                                             1995                       1994
                                      Amount        Percent       Amount     Percent

   Real Estate Loans:
      One- to four-family
       residential                   $127,172         66.05 %   $102,145       69.01 %
      Five or more family
       residential                     11,346          5.89       10,016        6.77
      Commercial                       25,512         13.25       17,395       11.75
      Construction                      7,715          4.01        6,717        4.54
                                      -------       -------      -------     -------
           Total real estate
            loans                     171,745         89.20      136,273       92.07
                                      -------       -------      -------     -------
   Consumer Loans:
      Home improvement and home
       equity                          12,168          6.33        9,658        6.52
      Auto and recreational
       vehicles                         7,140          3.71          810        0.55
      Educational                         890          0.46          741        0.50
      Other                               587          0.30          543        0.36
                                     --------       -------     --------    --------
           Total consumer loans        20,785         10.80       11,752        7.93
                                     --------       -------     --------    --------
   Commercial Loans                       --            --           --          --
                                     --------       -------     --------    --------
      Gross loans
       receivable                     192,530        100.00 %    148,025      100.00 %
                                      -------       -------      -------    ========
   Less:
      Loans in process                  4,031                      3,517
      Unearned interest and loan
       fees                               292                        283
      Unamortized unrealized
       losses                             525                        --
      Allowance for loan losses           875                        840
                                     --------                   --------
           Total deductions             5,723                      4,640
                                     --------                   --------
           Total loans, net          $186,807                   $143,385
                                     ========                   ========

        The following schedule illustrates the maturities and repricing dates of the Bank's loans receivable and loans held for sale at March 31, 1998. The schedule does not reflect the effects of possible prepayments, but does reflect reduction for loans in process and the repricing of loans with adjustable interest rates. Dollar amounts shown in the schedule are in thousands.


                                                          REAL ESTATE LOANS

                                        One- to Four-Family   Five or more Family
                  Loans Held For Sale   Residential Loans     Residential Loans    Commercial Loans   Construction Loans
                            Weighted               Weighted            Weighted             Weighted             Weighted
                             Average               Average              Average             Average               Average
   Maturity        Amount     Rate      Amount       Rate     Amount     Rate      Amount     Rate    Amount       Rate

   Six months
    or less           --         --     $36,528      8.06 %    $3,469    9.16 %    $13,800    9.09 %    $8,071     7.69 %

   More than six
    months though
    one year          --         --      39,104      7.84       8,256    8.35        12,425   8.73       5,892     8.43

   More than one
    year through
    three years       --         --      41,768      7.29         744    8.11        20,841   8.47          --       --

   More than
    three years
    through five
    years             --         --      21,085      7.39         263    9.08        10,102   8.60          --       --

   More than
    five years
    through ten
    years             --         --      22,311      7.66          --      --        2,595    7.88          --       --

   More than
    ten years
    through
    twenty
    years        $10,386      7.01 %     37,316      7.35          --      --        3,313    8.51          --       --

   More than
    twenty years   6,306      7.42       17,172      7.70         536    9.58          451    8.45          --       --
                 -------               --------               -------              -------             -------
      Total      $16,692      7.16 %   $215,284      7.61 %   $13,268    8.61 %    $63,527    8.65 %   $13,963     8.00 %
                 =======     ======    ========     ======    =======  =======     =======  =======    =======   =======
   Fixed rate    $16,692               $103,685                $1,013              $11,577                  --

   Variable rate      --                 35,967                   530               25,725                  --
                 -------               --------               -------             --------             -------
   Total due in
    more than
    one year     $16,692               $139,652                $1,543              $37,302                   0
                 =======               ========               =======             ========             =======

                      Consumer Loans       Commercial Loans           Total
                              Weighted               Weighted            Weighted
                              Average                Average              Average
   Maturity        Amount       Rate     Amount        Rate    Amount      Rate

   Six months
    or less        $9,120      9.51 %   $4,387       9.48 %   $75,375      8.41 %

   More than six
    months though
    one year        2,483      8.43        93        9.99      68,253      8.14

   More than one
    year through
    three years    21,476      8.38       643        8.95      85,472      7.87

   More than
    three years
    through five
    years          24,692      8.30     2,338        9.18      58,480      8.06

   More than
    five years
    through ten
    years           3,370      8.64       161       10.12      28,437      7.81

   More than
    ten years
    through
    twenty years      385      8.97        --          --      51,400      7.37

   More than
    twenty years       --        --        --          --      24,465      7.68
                  -------            --------                --------
      Total       $61,526      8.54 %  $7,622        9.36 %  $391,882      7.97 %
                  =======    ======  ========      ======    ========    ======
   Fixed rate     $49,923              $3,142                $186,032

   Variable rate       --                  --                  62,222
                  -------            --------                --------
   Total due in
    more than
    one year      $49,923              $3,142                $248,254
                  =======            ========                ========



        Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank is permitted to make to any one borrower is generally limited to 15% of unimpaired capital and surplus, although this limitation is increased to 25% for loans fully secured by readily marketable collateral and to 30% for domestic residential housing development loans. At March 31, 1998, based on the above, the Bank's regulatory loans-to-one-borrower limit for most purposes was $14.8 million. On that date, the Bank had no loans to one borrower in excess of this limit. The Bank's single largest borrower on March 31, 1998 had an aggregate of $4.6 million in loans outstanding.

        Loan applications submitted to the Bank are initially accepted and considered at various levels of individual loan officer authority. The Bank Loan Committee, consisting of the President and CEO, Chairman of the Board, Vice President - Business Banking, Vice President - Retail Lending, Vice President - Retail Sales and Service, Vice President and Business Lender, and Assistant Vice President - Sr. Mortgage Loan Officer, may approve loans up to $750,000, or up to $1.0 million with the affirmative vote of the President and CEO or the Chairman of the Board. Any credit exposure to any one borrower in excess of $500,000 must be approved by the Bank Loan Committee. Any commitments in excess of $1.0 million exposure to any one borrower must be approved by the Board Executive Committee or the Board of Directors of the Bank.

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

   One- to Four-Family Residential Real Estate Lending

        The major focus of the Bank's lending program has historically been the origination of permanent loans secured by first mortgages on owner-occupied one- to four-family residences. At March 31, 1998, $214.4 million, or 56.2%, of the Bank's gross loans receivable consisted of permanent loans on one- to four-family residences. Substantially all of the residential loans originated by the Bank and currently held in its portfolio are secured by properties located in the Bank's primary market area.

        The Bank originates a variety of residential loans including various types of ARM loans. Prior to 1986, the Bank originated adjustable rate loans on which the interest rate can be reset at the Bank's discretion, subject to a rate cap based on state usury laws ("non-index ARM loans"). Since 1986, the Bank has originated ARM loans with interest rates which reset to a stated margin over an index based on yields for one-year U.S. Treasury Securities ("Treasury ARMs"). At March 31, 1998, the Bank had $11.5 million of non-index ARM loans and $165.2 million of Treasury ARMs in its residential loan portfolio. The Bank's Treasury ARMs generally establish limits on the amount of the periodic interest rate changes. Decreases or increases in the interest rate on the Treasury ARMs are generally limited to 1% to 2% at any annual adjustment date with a specified cap (typically 6%) over the life of the loan. The Bank's delinquency experience on its ARM residential loans has been similar to its experience on fixed rate residential loans, which management believes to have been historically low compared to industry standards.

        The Bank also makes fixed rate, fully amortizing loans with contractual maturities of up to 30 years. While the Bank does originate fixed rate loans, such loans are primarily originated for sale in the secondary market. This enables the Bank to satisfy the demand for fixed rate loans in its market area while meeting its asset/liability management goals. The amount of fixed rate loans originated for retention in the portfolio at any particular time is reviewed regularly by management for compliance with the Bank's asset/liability management goals.

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

   Commercial Real Estate and Five or More Family Residential Lending

        To enhance the yield of its assets, the Bank originates commercial real estate loans and permanent five or more family residential loans, substantially all of which are short-term loans or have interest rates which are subject to periodic adjustment. Commercial real estate loans made by the Bank include loans secured by retail, warehouse, office and health care related facilities. The five or more family residential loans originated by the Bank generally relate to low rise apartment complexes with 40 or fewer units. At March 31, 1998, $78.7 million, or 20.6%, of the Bank's gross loans receivable consisted of commercial real estate and five or more family residential loans. On that date, the outstanding principal balances on the largest commercial real estate and five or more family residential loans were $3.0 million and $1.5 million, respectively. Substantially all of the Bank's commercial real estate and five or more family residential loans are secured by properties located within 100 miles of the Bank's Oshkosh, Wisconsin headquarters.

        The Bank also has purchased a limited number of participation interests in one-to-four and five or more family residential loans and commercial mortgage loans from other financial institutions. At March 31, 1998, the Bank had 42 of such participations aggregating $11.1 million.

        Commercial real estate and five or more family residential loans are generally written in amounts of up to 80% of the appraised value of the underlying property. Appraisals on properties securing commercial real estate and five or more family residential loans originated by the Bank are performed by a State of Wisconsin certified or licensed appraiser designated by the Bank at the time the loan is made. In addition, the Bank's underwriting procedures generally require verification of the borrower's credit history, annual income and financial statements and credit references as well as income projections for the property. Generally, in the case of corporate borrowers, personal guarantees are required for all or a portion of commercial real estate or multi-family residential loans. The Bank's formal loan underwriting policies require personal financial statements in connection with commercial real estate and multi-family residential loans. However, management possesses the discretionary authority to waive the requirement relating to personal guarantees, which authority has been exercised in limited cases where management deemed it appropriate.

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

   Consumer Loans

        Management believes that consumer lending is an attractive component of a balanced loan portfolio, particularly in light of the shorter loan terms and typically higher interest rate yields available with various types of consumer loans. Management also believes that offering consumer loan products helps to expand and create stronger ties to the Bank's customer base. At March 31, 1998, the Bank held $61.5 million of consumer loans in its loans receivable portfolio, or 16.2% of said portfolio.

        The Bank offers a variety of secured consumer loans, including home improvement and home equity loans, automobile, boat and recreational vehicle loans and educational loans, as well as loans secured by certificates of deposit and unsecured consumer loans. Consumer loan terms vary according to the type of collateral, term of the loan and creditworthiness of the borrower. The Bank offers both open-end and closed-end credit. Open-end credit is extended through home equity lines of credit. This credit line product generally bears interest at a variable rate tied to the prime rate plus a margin.

        In addition, the Bank buys automobile loans originated at local dealerships (indirect automobile loans). Indirect automobile loans are underwritten and approved by Bank management prior to buying the loan. Indirect automobile loan production totaled $11.5 million for the fiscal
   year ended March 31, 1998.   Included in the consumer loan portfolio at
   March 31, 1997 are indirect automobile loans of $15.9 million.

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

        Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such case, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such a loan. Although the level of delinquencies in the Bank's consumer loan portfolio has generally been low (approximately 0.55% of the consumer loan portfolio was delinquent 60 days or more at March 31, 1998), there can be no assurance that the level of delinquencies will not increase in the future.

   Residential Construction Lending

        The Bank makes construction loans to individuals for the construction of their residences and, to a lesser extent, construction loans to builders and developers for the construction of one- to four-family residences and other types of properties and the acquisition of land.

        Construction loans to borrowers may convert to permanent loans at the end of the construction phase, which typically runs not more than six months. These construction loans require the payment of interest only during the construction phase and thereafter have rates and terms which are similar to those of any one- to four-family loan offered by the Bank. The interest rate and loan term is established at the time the construction is complete. At March 31, 1998, the Bank had approximately $18.9 million of construction loans. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

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

   Commercial Loans

        In the fiscal year 1998, the Bank began making secured and unsecured loans to businesses for purposes other than financing real estate. The Bank considers this to be an attractive lending market based on higher yields typically realized, as well as repricing and maturity terms shorter than those of traditional real estate loan products. Management also feels that entering the business banking arena will help the Bank expand its customer base, and provide the opportunity for additional cross-selling.

        The Bank's target for business banking is to provide a full array of banking products for small- to mid-market businesses with operations typically within the Bank's primary market area. The Bank currently offers secured and unsecured lines of credit, as well as term loans secured by plant or equipment.

        The Bank has a comprehensive underwriting policy which includes a credit analysis of the borrower to review the borrowing history, historical operating results, financial condition, and collateral values which help determine the borrower's ability to repay the loan. The loan approval process also includes a review by the executive officer in charge of the business banking division.

        At March 31, 1998, the Bank had $7.6 million outstanding in commercial loans, which represents loans disbursed net of principal repayments, as well as commercial loans acquired through acquisition.

        Commercial loans may entail greater risk than loans secured by real estate, particularly in the case of unsecured loans, and loans secured by inventory and accounts receivable. In such cases, values of collateral may not provide an adequate source of repayment based upon depletion of the assets. Additionally, borrowers are typically more susceptible to economic downturns and changes interest rates. Although the level of delinquencies in the Bank's commercial loan portfolio has been low ( 0.59% of all commercial loans were delinquent 60 days or more at March 31,
   1998), there can be no assurance that the level of delinquencies will not increase in the future.

   Origination, Purchase and Sale of Loans

        As a federally-chartered savings institution, the Bank has general authority to make real estate loans secured by properties located throughout the United States. However, at March 31, 1998, substantially all of the Bank's loans receivable were secured by real estate located in its primary market area of East Central Wisconsin.

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

        As a result of consumer demand in the Bank's primary market area for fixed rate mortgage loans in times of relatively low market rates of interest, a majority of the mortgage loans originated by the Bank have historically been long-term fixed rate mortgage loans. Substantially all of such mortgage loans are originated under terms and conditions which will permit their sale in the secondary market. Consistent with its asset/liability management strategy, the Bank sells without recourse a majority of its fixed rate mortgage loan production in the secondary market. It is management's current policy (which is subject to review and adjustment by the Bank's Board of Directors) to sell substantially all marketable 15-, 20- and 30-year fixed rate mortgage loans without recourse in the secondary market. The Bank's recent sales have been made both through forward sales commitments and through sales contracts entered into after the Bank has committed to fund the loan. The Bank attempts to limit any interest rate risk created by forward commitments by limiting the number of days between the commitment and closing, and limiting the amounts of its uncovered commitments at any one time. The Bank retains servicing rights on the loans that it sells. At March 31, 1998, the Bank was servicing $242.5 million of mortgage loans it originated and subsequently sold in the secondary market. Sale of mortgage loans with servicing retained provides the opportunity for future servicing income and funds for additional lending and other purposes. For the fiscal years ended March 31, 1998, 1997 and 1996, the Bank earned net servicing fees of $567,000, $310,000 and $304,000, respectively.

        The following table shows the loan origination, purchase, sale and repayment activities of the Bank for the periods indicated.

                                          Year Ended March 31,
                                      1998         1997        1996
                                         (Dollars in thousands)

   Gross Loans Receivable:
   At beginning of period            $229,442     $211,109    $192,530
                                      -------      -------     -------
   Acquired through merger            177,786          --          --
   Loan originations:
     One- to four-family               78,956       38,421      45,065
     Five or more family                  280          763       1,023
     Commercial real estate            17,422          706       3,834
     Construction                      21,909       18,603      19,029
     Consumer                          40,245       30,732      24,735
     Commercial                         8,033          --          --
                                      -------      -------     -------
        Total loans
         originated                   166,845       89,225      93,686
                                      -------      -------     -------
   Loans purchased:
     Five or more family                   -            -           10
     Commercial real estate             6,115        2,459         950
                                      -------      -------     -------
        Total loans purchased           6,115        2,459         960
                                      -------      -------     -------
        Total loans
         originated and
         purchased                    172,960       91,684      94,646
   Principal repayments              (127,452)     (55,063)    (49,910)

   Net (increase) decrease in
    loans held for sale               (13,422)       1,891      (4,453)
   Sales of fixed rate loans          (58,194)     (20,179)    (21,704)
                                     --------     --------    --------
   At end of period                  $381,120     $229,442    $211,109
                                     ========     ========    ========


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

        Delinquent commercial loans are monitored and collected on a case-by-case basis.

        The Board of Directors is informed on a monthly basis as to the status of all loans that are delinquent, as well as the status on all loans currently in foreclosure or collection, and properties or other assets acquired through foreclosure.

        Classification of Assets. Federal regulations require that each savings institution classify its own assets on a regular basis. In addition, in connection with examinations of savings institutions, Office of Thrift Supervision ("OTS") examiners possess the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: Substandard, Doubtful and Loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful assets exhibit the same weaknesses as Substandard assets, coupled with a high possibility of loss because collection or liquidation in full is questionable in light of currently existing facts, conditions and values. An asset classified as Loss is considered uncollectible and of such limited value that continuance as an asset of the institution is not warranted. The regulations have also created a Special Mention category, consisting of assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving of management's close attention. Assets classified as Substandard or Doubtful require the institution to establish prudent general allowances for loan losses. If an asset or portion thereof is classified as Loss, the institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified Loss, or charge off such amount.
   If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the District Director of the OTS. On the basis of management's review, at March 31, 1998, on a net basis, the Bank had $73,000 classified as Doubtful. Additionally, assets classified as Special Mention and Substandard totaled $680,000 and $1.1 million, respectively, at March 31, 1998. There were no loans classified as Loss as of March 31, 1998. Of the assets classified at March 31, 1998, $1.2 million were on a non-accrual status. As of March 31, 1998, management believes that these asset classifications were consistent with those of the OTS. Management is unaware of any loans not classified where borrowers may have possible credit problems which may lead to the inability to comply with current terms of the loan.

        Non-Performing Assets. Loans are placed on non-accrual status automatically when either principal or interest is more than 90 days past due or earlier if deemed appropriate by management. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

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


                                                March 31,

                                1998      1997      1996     1995     1994
                                         (Dollars in thousands)

   Non-accruing loans:
    One- to four-family           $941       $379    $212     $243     $178
    Five or more family             --         --      --       --       --
    Commercial real estate          --         --      --       --       --
    Consumer and other             188         25      --       27        8

    Commercial                      96         --      --       --       --
                                ------      -----   -----   ------   ------
     Total                       1,225        404     212      270      186
                                ------      -----   -----   ------   ------
   Foreclosed assets:
    One- to four-family            113         --      --       --       --
    Five or more family             --         --      --       --       --
    Commercial real estate          --         --      --       --       --
    Repossessed assets              --         --      22       --       --
                                ------     ------  ------  -------  -------
     Total                         113         --      22       --       --
                                ------     ------  ------  -------  -------
   Total non-performing
    assets                      $1,338       $404    $234     $270     $186
                                ======     ======  ======  =======  =======
   Total non-performing
    assets as a percentage
    of total assets               0.26%      0.15%   0.09%    0.11%    0.09%
                                 =====      =====   =====    =====    =====

   For the years ended March 31, 1998 and 1997, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms is as follows:

                                              Year Ended March 31
                                             1998            1997
                                             (Dollars in thousands)
   Interest income that
    would have been recorded under
    original terms                             $95              $37
   Interest income recorded during
    the period                                 (45)             (18)
                                             -----           ------
   Interest forgone                            $50              $19
                                             =====           ======



             Management has considered the Bank's non-performing, classified, and Special Mention assets as well as the overall risk profile of its loan portfolio, expected economic conditions and industry trends in establishing its allowance for losses on loans. As of March 31, 1998, there were no specific allowances on these assets. As a result of charge-offs, to the extent necessary, the Bank's related loans and foreclosed property balances are carried at an amount not greater than the property's estimated fair value less estimated selling costs.

             Allowance for Loan Losses Analysis. The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                    Year Ended March 31,
                           1998     1997     1996       1995       1994
                                      (Dollars in thousands)
   Allowance at
    beginning of period   $1,405    $1,075     $875      $840       $771
   Provision for loan
    losses                   950       350      200        36         78
   Allowance acquired
    through acquisition    1,419        --       --        --         --
   Charge-offs:
      Residential real
        estate loans          (5)       --       --        --         (6)
      Consumer loans         (65)      (20)      --        (1)        (3)
      Commercial loans      (154)       --       --        --         --
                           -----     -----    -----     -----      -----
        Total charge-
         offs               (224)      (20)      --        (1)        (9)
                           -----     -----    -----     -----      -----
   Recoveries:
      Residential real
        estate loans          --        --       --        --         --
      Consumer loans          17        --       --        --         --
      Commercial loans        --        --       --        --         --
                          ------    ------   ------     -----      -----
        Total
         recoveries           17        --       --        --         --
                          ------    ------   ------     -----      -----
           Net charge-
           offs             (207)      (20)      --        (1)        (9)
                          ------    ------   ------    ------      -----
   Allowance at end of
    period                $3,567    $1,405   $1,075      $875       $840
                          ======    ======   ======    ======      =====
   Ratio of net
    charge-offs during
    the period to
    average loans
    outstanding
    during the period       0.05%     0.01%     --%       --%       0.01%
                         =======    ======   ======    ======      =====

   Ratio of allowance
    for loan losses to
    total net loans and
    foreclosed
    properties at end
    of period               0.96%     0.63%    0.51%     0.47%      0.59%
                         =======    ======   ====== =  ======     ======


             While management believes that the allowances are adequate and that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. See Note 5 of the Notes to the Corporation's Consolidated Financial Statements included in Part II, Item 8 of this document.

             The distribution of the Bank's allowance for losses on loans and real estate owned at the dates indicated is summarized as follows:



                                                                    March 31,
                                    1998                             1997                              1996
                       Allowance   Total     Percent    Allowance    Total     Percent    Allowance     Total     Percent
                        for loan    loan     of total   for loan     loan     of total    for loan      loan      of total
                         losses   balances    loans      losses    balances    loans       losses     balances     loans
                                                              (Dollars in thousands)

   Real Estate Loans:
      One- to four-
       family             $1,082  $214,353     56.25  %      $495  $132,985      57.96 %       $438    $127,426     60.36 %
      Five or more
       family                197    14,230      3.73          113    12,379       5.40          101      13,275      6.29
      Commercial             594    64,451     16.91          365    34,183      14.90          296      28,636     13.56
      Construction           187    18,938      4.97           --    13,885       6.05           --      13,381      6.34
   Consumer Loans            910    61,526     16.14          342    36,010      15.69          235      28,391     13.45
   Commercial Loans          444     7,622      2.00           --        --         --           --          --        --
   Unallocated               153        --        --           90        --         --            5          --        --
                          ------   -------    ------       ------  --------     ------       ------    --------    ------
        Total             $3,567  $381,120    100.00  %    $1,405  $229,442     100.00 %     $1,075    $211,109    100.00 %
                          ======   =======    ======       ======  ========     ======       ======    ========    ======

                                                  March 31,
                                    1995                             1994
                       Allowance   Total     Percent    Allowance    Total     Percent
                        for loan    loan     of total   for loan     loan     of total
                         losses   balances    loans      losses    balances    loans
                                            (Dollars in thousands)
   Real Estate Loans:
      One- to four-
       family               $382  $127,172     66.05  %      $343  $102,145      69.01 %
      Five or more
       family                 99    11,346      5.89           60    10,016       6.77
      Commercial             228    25,512     13.25          346    17,395      11.75
      Construction            --     7,715      4.01           --     6,717       4.54
   Consumer Loans            160    20,785     10.80           64    11,752       7.94
   Unallocated                 6        --        --           27        --         --
                           -----  --------   -------       ------  --------     ------
        Total               $875  $192,530    100.00  %      $840  $148,025     100.00 %
                           =====  ========   =======       ======  ========     ======


   Investment Activities

        The Corporation and the Bank have purchased mortgage-related securities to supplement the Bank's loan production, including collateralized mortgage obligations ("CMOs"), real estate mortgage investment conduits ("REMICs") and other mortgage-related securities insured or guaranteed by either the Governmental National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Investment decisions on mortgage-related securities are made based on management's review of the structure of the proposed investment, the expected prepayments of the mortgages underlying the investment and the Corporation's specific investment needs. As of March 31, 1998, the Corporation and the Bank held $59.6 million in mortgage-related securities, of which $33.9 million were classified as available for sale and $25.7 million were classified as held to maturity. The Corporation and the Bank anticipate that they will continue to invest in mortgage-related securities in the future.

        As a part of its asset/liability management strategy, the Corporation and the Bank have also invested in high quality short- and intermediate-term investments, including interest-bearing deposits, municipal securities, and U.S. government and government agency-backed securities. At March 31, 1998, the Corporation on a consolidated basis held $27.3 million in interest-bearing deposits. Investment securities totaled $23.3 million, and included $2.9 million classified as available for sale and $20.4 million classified as held to maturity. The Corporation and the Bank have not made any investments in corporate bonds although, depending upon market conditions, they may do so in the future. As a borrower of funds from the Federal Home Loan Bank ("FHLB") of Chicago, the Bank is required to purchase and maintain stock in the FHLB of Chicago. The Bank's investment in FHLB of Chicago stock totaled $6.0 million at March 31, 1998.

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


                                                                      March 31,
                                             1998                         1997                        1996
                                      Book           % of         Book           % of         Book          % of
                                      Value         Total         Value          Total        Value        Total
                                                                (Dollars in thousands)

   Securities Held to Maturity:
      U.S. government securities        $9,999         19.15 %      $2,996         10.41  %    $6,986         20.32 %
      U.S. agency securities             5,930         11.36         5,999         20.85           --            --
      Municipal securities               4,495          8.61            --            --           --            --
      Mortgage-related securities       25,754         49.33        16,531         57.46       17,850         72.13
                                       -------        ------       -------        ------      -------        ------
      Subtotal                          46,178         88.45        25,526         88.72       24,836         92.45
      FHLB stock                         6,028         11.55         3,245         11.28        2,595          7.55
                                       -------        ------       -------        ------      -------        ------
      Total securities held to
           maturity and FHLB
           stock                       $52,206        100.00 %     $28,771        100.00  %   $27,431        100.00 %
                                       =======        ======       =======        ======      =======        ======
   Securities Available for Sale:
      Mortgage-related securities      $33,118         91.96 %      $6,363        100.00  %    $6,906        100.00 %
      Other                              2,894          8.04            --            --           --            --
                                       -------        ------       -------        ------      -------        ------
      Total securities available
       for sale                        $36,012        100.00 %      $6,363        100.00  %    $6,906        100.00 %
                                       =======        ======       =======        ======      =======        ======


        The composition and contractual maturities as of March 31, 1998 of the investment securities portfolio, excluding the FHLB of Chicago stock, are indicated in the following table.

                                                                     March 31, 1998
                                                                                                                   Total
                             Less than               One to              Five to              Over ten
                             one year              five years           ten years              years           Book      Market
                          Amount     Yield (1)   Amount   Yield (1)   Amount   Yield (1)   Amount   Yield (1) value       value
                                                                 (Dollars in thousands)

   Investment securities
     available for
     sale
       - book value        $  896      5.80 %    $ 1,998     5.74 %         --      --           --       --    $ 2,894
       - market value         896                  1,998                    --                   --                        $ 2,894

   Investment securities
    held to maturity
       - book value         5,480      5.38 %     12,666     6.15 %    $ 2,278    4.67 %         --       --     20,424
       - market value       5,501                 12,866                 2,352                   --                         20,719

   Mortgage-related
    securities
    available for
    sale (2)
       - book value            --        --           --       --           --      --      $33,118     6.46 %   33,118
       - market value          --                     --                    --               33,870                         33,870

   Mortgage-related
    securities
    held to
    maturity(2)
       - book value            --        --        1,288     6.49 %        121    7.06 %     24,345     8.14     25,754
       - market value          --                  1,308                   124               24,692                         26,124
                                                                                                                -------    -------
                                                                                                                $82,190    $83,607
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

             In setting rates, the Bank regularly evaluates (i) its internal costs of funds, (ii) the rates offered by competing institutions, (iii) its investment and lending opportunities and (iv) its liquidity position. To decrease the volatility of its deposit accounts, the Bank imposes penalties on early withdrawals on its certificate accounts. The Bank currently has $1.2 million in brokered deposits acquired through the Merger. The Bank has not actively sought or accepted any other brokered deposits, but may consider accepting or soliciting such deposit accounts in the future.

             The following table sets forth the balances of deposit accounts in the various types of deposit programs offered by the Bank at the dates indicated.

                                                                       March 31,
                                      1998                              1997                               1996
                                    Weighted                           Weighted                          Weighted
                                    Average    Percent                 Average     Percent                Average     Percent
                                    Nominal       of                   Nominal       of                   Nominal       of
                          Amount      Rate      Total        Amount      Rate       Total      Amount     Rate        Total
                                                                (Dollars in thousands)

   NOW accounts:
     Non-interest-
       bearing           $ 12,449        -- %      3.91 %     $2,967        -- %      1.94 %     $2,591        -- %      1.72 %
     Interest bearing      17,271      1.63        5.42        9,235      1.61        6.03        8,484      1.61        5.61
   Regular savings
    accounts               37,864      2.73       11.89       17,593      2.73       11.49       18,896      2.73       12.50
   Money market
    accounts               42,451      4.59       13.33       17,588      3.98       11.48       17,703      3.82       11.72
   Certificate
    accounts              208,473      6.11       65.45      105,780      6.08       69.06      103,441      5.95       68.45
                          -------                ------     --------                ------      -------                ------
   Total deposit
    accounts             $318,508      5.02 %    100.00 %   $153,163      5.07 %    100.00 %   $151,115      4.95 %    100.00 %
                          =======                ======     ========                ======      =======                ======



        At March 31, 1998, certificate accounts of $100,000 or more amounted to $18.3 million.

   The following table indicates the amount of the certificate accounts of $100,000 or greater by time remaining until maturity as of March 31, 1998.


                                            Certificate
   Maturity Period                            Accounts
                                       (Dollars in thousands)

   Three months or less                     $       5,424
   Four through six months                          3,813
   Seven through twelve
    months                                          5,290
   Over twelve months                               3,756
                                                   ------
        Total                               $      18,283
                                                   ======

   For additional information regarding the composition of the Bank's deposit accounts, see Note 8 of the Notes to the Corporation's Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data.

        Borrowed Funds. The Bank's other available sources of funds include notes payable to the FHLB of Chicago and collateralized borrowings, both of which are analyzed as part of the Bank's asset/liability management program. As a member of the FHLB of Chicago, the Bank is authorized to apply for borrowings from the FHLB of Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB of Chicago may prescribe the acceptable uses for these borrowings, as well as limitations on the amount and repayment provisions. The borrowings are secured by capital stock of the FHLB of Chicago which is owned by the Bank, as well as certain of the Bank's real estate loans. At March 31, 1998, the Bank had $109.4 million of outstanding borrowings from the FHLB of Chicago. The entire amount outstanding at March 31, 1998 was in term borrowings. For additional information on borrowed funds, see Note 9 of the Notes to the Corporation's Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data. The following table sets forth various information related to the Bank's borrowings.

                                                  March 31,
                                        1998         1997         1996
                                             (Dollars in thousands)

   FHLB advances:
     Average balance outstanding(1)    $108,322    $ 56,188     $ 39,120
     Maximum amount outstanding
       at any month-end during the
       period                           120,260      64,900       51,900
     Balance outstanding at end of
       period                           109,350      64,900       51,900
     Average interest rate during
       the period (2)                      5.69 %      5.60 %       6.02 %
     Weighted-average interest rate
       at the end of period                5.56 %      5.59 %       5.47 %


   (1)  Calculated using monthly average balances.
   (2)  Calculated using month-end weighted averages.



   Subsidiary Activities

        As a federally-chartered savings bank, the Bank may invest up to 2% of its assets in capital stock and paid in surplus of, and secured or unsecured loans to, subsidiary corporations or service corporations (plus an additional 1%, if for community purposes). The Bank has two subsidiaries, Fox Cities Financial Services, Inc. and Fox Cities Investments, Inc. Fox Cities Financial Services, Inc., which was incorporated in 1956 under the laws of the State of Wisconsin, had total assets of $214,000 at March 31, 1998. The Bank's equity investment in Fox Cities Financial Services, Inc. at March 31, 1998 was $309,000. For the year ended March 31, 1998, Fox Cities Financial Services, Inc. recorded net income of $66,000. Its principal activity is the sale of investment products and tax deferred annuities.

        Fox Cities Financial Services, Inc. also holds a 50% limited partnership interest in a 37-unit apartment complex providing housing for low/moderate income and elderly persons in Menasha, Wisconsin. The limited partnership interest was acquired by the Bank in 1989 and transferred to Fox Cities Financial Services, Inc. in 1992 to comply with the provisions of FIRREA. The investment was analyzed at the time of purchase to determine the project's prospects for success. The project has a positive cash flow, although it reports an annual net loss due to depreciation expenses. The project remains an attractive investment, however, because of the availability of an annual tax credit of approximately $70,000 through 1999. Fox Cities Financial Services, Inc.'s aggregate investment in the apartment project at March 31, 1997 was $147,000.

        Fox Cities Investments, Inc. was incorporated in the State of Nevada in December, 1995 and commenced operations in February, 1996. The purpose of the subsidiary is to hold and manage a portfolio of investment securities. The subsidiary's employees and operations are located in Nevada. Its Board of Directors is comprised of one employee of the subsidiary and two executive officers of the Bank. As of March 31, 1998, Fox Cities Investments, Inc. had assets totaling $63.8 million and net income for the year ended March 31, 1998 of $2.2 million.

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

   Employees

        At March 31, 1998, the Bank had a total of 145 full time equivalent employees. None of the Bank's employees is represented by any collective bargaining group. Management considers its employee relations to be good.


                                   REGULATION

   General

        The Bank is a federally-chartered savings institution, the deposits of which are federally insured (up to applicable regulatory limits) by the Federal Deposit Insurance Company ("FDIC"). Accordingly, the Bank is subject to broad federal regulation and oversight extending to all aspects of its operations. The Bank's primary federal regulator is the OTS. The Bank is a member of the FHLB of Chicago ("FHLB Chicago") and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As the savings and loan holding company of the Bank, the Corporation also is subject to regulation by the OTS.

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

        The Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. When these examinations are conducted, the examiners may, among other things, require the Bank to provide for higher general or specific loan loss allowances or write down the value of certain assets. The last regular examination of the Bank by the OTS was in December, 1997.

        The OTS assesses all savings institutions to fund the operations of the OTS. The general assessment, to be paid on a semi-annual basis, is computed upon a savings institution's total assets, including consolidated subsidiaries, as reported in the institution's latest Quarterly Thrift Financial Report. The Bank's OTS assessment for the six-month period ended December 31, 1997 was $58,663 (based upon the Bank's assets as of September 30, 1997 of $515.9 million and the current OTS assessment rate).

   Recent Federal Legislative Developments

        Deposits of the Bank are currently insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The FDIC also maintains the Bank Insurance Fund ("BIF"), which primarily insures the deposits of commercial banks (and some state savings banks). The Deposit Insurance Funds Act of 1996 (the "1996 Deposit Insurance Act") which became effective in September 1996, provided for recapitalization of the SAIF by a special assessment and full pro rata sharing by SAIF and BIF institutions, beginning no later than January 1, 2000, of the debt service obligation on bonds issued by the federally chartered Financing Corporation ("FICO") to fund the thrift rescue plan of the late 1980's, and, until such time, the premiums for BIF and SAIF will include a portion for FICO bond debt service of 1.3 and 6.4 basis points, for BIF and SAIF, respectively. The 1996 Deposit Insurance Act further provides that the BIF and SAIF will be merged on January 1, 1999 if bank and savings association charters are merged into a single federal charter by that date, in which case full pro-rata sharing of the FICO obligation will commence on that date.

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

        Several broad financial reform proposals were introduced in Congress in 1997 which, by their terms, could significantly affect federally chartered savings institutions, including proposals which would eliminate the federal thrift charter and require federal thrifts, such as the Bank, to convert to national banks. Management of the Corporation is unable to predict whether any such legislative proposal will be enacted into law in its current form or with substantial modifications and, accordingly, management cannot predict what impact, if any, such legislation may have on the Corporation or the Bank.

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

   Brokered Deposits; Interest Rate Limitations

        FDIC regulations promulgated under FDICIA govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well capitalized" institution (one that significantly exceeds specified capital ratios) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. "Adequately capitalized" institutions may apply for a waiver by letter to the FDIC. An institution that is not "well capitalized," even if meeting minimum capital requirements, may not solicit brokered or other deposits by offering interest rates that are significantly higher than the relevant local or national rate as determined under the regulations. The Bank meets the definition of a "well capitalized" institution and, therefore, may accept brokered deposits without restriction. At March 31, 1998, the Bank had $1.2 million of brokered deposits.

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

   Insurance of Accounts and Regulation by the FDIC

        The Bank is a member of the SAIF deposit insurance fund of the FDIC. Savings deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. In its capacity as an insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious risk to the FDIC. Under the FDI Act and FDICIA, the FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate an institution's deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition. Management does not know of any practice, condition or violation of the Bank that could lead to termination of deposit insurance for the accounts of the Bank.

        Applicable law requires that SAIF maintain a ratio of insurance reserves to total insured deposits equal to 1.25%. As a result of the recapitalization of the SAIF by the special assessment required by the 1996 Deposit Insurance Act, effective as of January 1, 1997, the highest rated SAIF-insured institutions, such as the Bank, pay SAIF insurance premiums equal to the statutory minimum of $2,000 plus 6.4 basis points for payment of the FICO obligations referenced above, thereby eliminating any disparity between the premiums paid by SAIF and BIF members of equivalent rating (except for the differential in the FICO portion of the premiums as described above).

        FDICIA required the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine assessment risk classifications and assessed insurance premiums based upon their level of capital and
   supervisory evaluation.   The FDIC assigns an institution to one of three
   capital categories consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subgroups. The supervisory subgroup to which an association is assigned is based on a supervisory evaluation provided to the FDIC by the association's primary federal regulator and information which the FDIC determines to be relevant to the association's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the association's state supervisor). An association's assessment rate depends on the capital category and supervisory subgroup to which it is assigned.

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

        As of March 31, 1998, the Bank had an aggregate of $335.5 million of deposit accounts covered by deposit insurance and was classified as well capitalized.

   Regulatory Capital Requirements

        Federally-insured savings institutions, such as the Bank, are required to maintain certain minimum levels of regulatory capital. The OTS has established three different capital standards: (i) a 1.5% "tangible capital" standard; (ii) a 3% "leverage ratio" (or core capital ratio); and (iii) an 8% "risk-based capital" standard. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Savings institutions must meet all of the standards in order to comply with the capital requirements. At March 31, 1998, the Bank's capital substantially exceeded each of the OTS capital standards.

        The capital standards established by the OTS require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity (including retained earnings) and certain noncumulative perpetual preferred stock and related surplus, less equity and debt investments in subsidiaries which are not "includable" subsidiaries. For this purpose all subsidiaries engaged solely in activities permissible for national banks or engaged solely in mortgage banking or in certain other activities solely as agent for its customers are "includable" subsidiaries. The Bank's wholly-owned subsidiary, Fox Cities Financial Services Inc., is not an includable subsidiary and, accordingly, its assets are not included in the Bank's assets and capital for purposes of determining the Bank's regulatory capital. In addition, all intangible assets, other than a limited amount of mortgage servicing rights, must be deducted from tangible capital. At March 31, 1998, the Bank did not have any intangible assets subject to deduction under this requirement.

        The OTS capital standards also require core capital equal to at least 3% of adjusted total assets (the "leverage ratio"). Core capital generally consists of tangible capital plus certain intangible assets, including mortgage servicing rights and purchased credit card relationships (subject to certain valuation and other percentage limitations). As a result of the prompt corrective action provisions of FDICIA and OTS regulations thereunder discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless it is rated a composite 1 (the highest rating) under the "CAMELS" rating system for savings institutions, in which case it is allowed to maintain a 3% leverage capital ratio. At March 31, 1998, the Bank had no purchased credit card relationships or mortgage servicing rights included in core capital.

        The OTS risk-based capital standard requires savings institutions to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital (subject to certain exclusions described below) and supplementary capital, minus the amount of its interest rate risk ("IRR") component discussed below. Supplementary capital consists of certain types of subordinated debt, certain nonwithdrawlable accounts and certain other capital instruments that do not qualify as core capital and a portion of an institution's general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.
   Supplementary capital may be used to satisfy the risk-based requirement only up to the amount of core capital. At March 31, 1998, the Bank had not issued any capital instruments that qualified as supplementary capital and had $3.6 million of general valuation loan and lease loss allowances included in supplementary capital.

        Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. At March 31, 1998, the Bank had no such investments which were required to be excluded.

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

        On April 22, 1998, the OTS announced a proposal to "streamline" the test used to determine interest rate exposure. Under the proposal, a savings institution would be required to determine the affect of a 300-basis point change in interest rates on its capital; as described above, under current regulations a savings institution must determine the impact of a 400-basis point change on overall assets and net earnings. Management does not believe that the proposed change, if adopted, would have a material impact on the Bank.

        Pursuant to FDICIA, in December of 1994 the federal banking agencies, including the OTS, also adopted final regulations authorizing the agencies to require a depository institution to maintain additional total capital to account for concentration of credit risk and the risk of non-traditional activities, as well as an institution's ability to monitor and control such risks. While no quantitative measure will be generally applicable, the OTS is given authority to require individual institutions to maintain higher capital levels than those required under the quantitative tests described above, based upon such institution's particular concentration of credit risk and risks arising from nontraditional activities, as identified by OTS from time to time. Management does not believe that the Bank has any concentrations of credit or is a engaged in any non-traditional activities which in either case are likely to cause the OTS to require the Bank to maintain additional capital under this regulation.

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

        Under OTS regulations, an institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier 1 (core) risk-based capital ratio of less than 4% or (generally) a leverage ratio of less than 4%. An institution which has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio of less than 3% is deemed to be "significantly undercapitalized", and an institution which has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2% is deemed to be "critically
   undercapitalized".   In addition, the OTS is effectively authorized to
   downgrade an institution to a lower capital category than the institution's capital ratios would otherwise indicate, based upon safety and soundness considerations, such as when the institution has received a less-than-satisfactory examination rating for asset quality, management, earnings or liquidity under the OTS's "CAMELS" rating system for savings institutions.

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

        At March 31, 1998, the Bank was "well capitalized" as defined under the OTS regulations and, accordingly, was not subject to the foregoing limitations and restrictions placed upon undercapitalized institutions.

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

        The OTS has published for comment certain proposed revisions to its rule relating to capital distributions by savings institutions.
   Management does not believe that the proposed rule, if adopted, would have a material affect on the Bank or its ability to pay dividends.

   Liquidity

        Each savings institution, including the Bank, is required generally to maintain sufficient liquidity to ensure its safe and sound operation, and specifically to maintain an average daily balance of liquid assets in each calendar quarter equal to a certain percentage of either (i) the sum of its net withdrawable deposits and short-term borrowings (the "liquidity base") at the end of the preceding quarter or (ii) the average daily balance of its liquidity base during the preceding quarter. This average liquidity requirement may be changed from time to time by the OTS (between 4% and 10%), depending upon economic conditions and deposit flows of all savings institutions. At the present time, the minimum average liquidity requirement is 4%. Monetary penalties may be imposed for a violation of the liquidity ratio requirement. At March 31, 1998, the Bank was in compliance with such liquidity requirement, with a liquidity ratio of 20.1%.

   Qualified Thrift Lender Test

        All savings institutions, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings institution to maintain at least 65% of its portfolio assets (which consist of total assets less (i) intangibles, (ii) properties used to conduct the savings institution's business and (iii) liquid assets not exceeding 20% of total assets) in qualified thrift investments on a monthly average for nine out of every twelve months on a rolling basis. As of March 31, 1998, the Bank was in compliance with the QTL requirements.

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

   Loans-to-One-Borrower Limit

        Under the HOLA, savings associations are subject to maximum loans-to-one-borrower limits applicable to national banks. In general, a savings institution may make loans-to-one-borrower in an amount up to the greater of $500,000 or 15% of the institution's unimpaired capital and unimpaired surplus (plus an additional 10% of its unimpaired capital and unimpaired surplus for loans fully secured by certain readily marketable collateral). At March 31, 1998, the Bank's lending limit for loans-to-one-borrower not fully secured by marketable collateral was $9.1 million. Under the HOLA, a broader limitation (the lesser of $30 million or 30% of unimpaired capital and unimpaired surplus) is provided under certain circumstances and subject to OTS approval, for loans to develop domestic residential housing units. In addition, under HOLA as limited by OTS regulation, a savings institution may provide purchase money mortgage financing in connection with the sale by it of real property acquired in satisfaction of debts previously contracted in good faith without regard to the loans-to-one-borrower limitation provided that no new funds are advanced and the institution is not placed in a more detrimental position than if it had held the property. As of March 31, 1998, the Bank was in compliance with these loans-to-one-borrower limitations.

   Transactions with Affiliates; Loans to Insiders

        Transactions between savings institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. With certain limited exceptions, an affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Corporation) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B
   (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates of 20% of capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (a) loan or otherwise extend credit to an affiliate, except for an affiliate which engages only in activities which are permissible for bank holding companies, or (b) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

        In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans by savings institutions to executive officers, directors and principal stockholders of the institution and their related interests ("insiders"). Under Section 22(h), loans to an insider of a savings institution (other than a stockholder of which the savings institution is a subsidiary) or to a director, executive officer or greater than 10% stockholder of the company that controls the savings institution, and certain affiliated interests of any such person, may not exceed, together with all other outstanding loans to such person and affiliated interests of such person, the institution's loans-to-one-borrower limit. Section 22(h) also requires that loans to insiders be made on substantially the same terms offered in, and applying underwriting policies and procedures no less stringent than those applied to, comparable transactions with persons who are not insiders or employees and requires prior approval of a majority of the institution's board (with the interested party abstaining) for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders, and directors, executive officers and greater than 10% shareholders of a company that controls the savings institution and their related interests, cannot exceed the institution's unimpaired capital and surplus.

   Federal Reserve System

        Regulation D of the Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, (primarily checking, NOW and certain other accounts that permit payments or transfers to third parties) and non-personal time deposits (including certain money market deposit accounts). These reserve levels are subject to adjustment from time to time by the Federal Reserve Board. At March 31, 1998, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.
   See "Liquidity."

        Federal Home Loan Bank System members such as the Bank are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

   Federal Home Loan Bank System

        The Bank is a member of the FHLB of Chicago, which is one of twelve regional FHLBs that administer the home financing credit function of savings institutions throughout the United States. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB makes loans to members (i.e. advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All loans from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term loans may be made only for the purpose of providing funds for residential home financing. At March 31, 1998, the Bank had $109.4 million in advances from the FHLB of Chicago.

        As a member of the FHLB of Chicago, the Bank is required to purchase and maintain stock in the FHLB Chicago. At March 31, 1998, the Bank had $6.0 million in FHLB stock, which satisfied this requirement. In past years, the Bank has received dividends on its FHLB stock.

        Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and affordable housing projects. These contributions may adversely affect the level of dividends paid by FHLBs to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. Any such reduction in dividends paid or increase in the rate charged on advances could have an adverse affect on the Bank's net interest income and the value of FHLB of Chicago stock held by the Bank. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's shareholders' equity.

   Holding Company Regulation

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

        In 1995, the OTS and other federal financial supervisory agencies issued a final revised regulation to implement the CRA. The revised regulation, which became fully effective on July 1, 1997, eliminates the twelve assessment factors under the prior regulation and substitutes a performance based evaluation system.

        Pursuant to the revised regulation, an institution's performance in meeting the credit needs of its entire community, as required by the CRA, will generally be evaluated under three tests: the "lending test"; the "investment test"; and the "service test".

        The lending test analyzes lending performance using five criteria:
   (i) the number and amount of loans in the institution's assessment area,
   (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number and amount of loans in low-, moderate-, middle- and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness, of an institution's community development lending and (v) the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas. The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii) the responsiveness of qualified investments to credit and community development needs, and (iv) the degree to which the qualified investments made by the institution are not routinely provided by private investors. The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, middle-, and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate- income areas,
   (iii) the availability and effectiveness of alternative systems for delivering retail banking services, (iv) the range of services provided in low-, moderate-, middle- and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and
   (vi) the innovativeness and responsiveness of community development services provided.

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

        Institutions with total assets of $250 million or more are required to collect and report data on a variety of matters, including originations and purchases of home mortgage, small business and small farm loans, and certain information on community development loans. Collection of information on consumer loans is optional.

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

   Executive Officers of the Registrant

        The following table sets forth the executive officers of the Corporation, each of whom is also currently an executive officer of the Bank, as of March 31, 1998. The executive officers of the Corporation are elected annually by the Board of Directors of the Corporation.

   Name                     Age       Position With Corporation

   Donald D. Parker         59        Chairman of the Board and Director
   James J. Rothenbach      48        President and Chief Executive Officer
                                      and Director
   James J. Goetz           43        Vice President - Business Banking
   Harold L. Hermansen      47        Vice President - Retail Lending and
                                      Secretary
   Theodore W. Hoff         51        Vice President - Retail Sales and
                                      Services
   Phillip J. Schoofs       42        Vice President, Treasurer and Chief
                                      Financial Officer

      Donald D. Parker has served as Chairman of the Board of the Corporation and the Bank since May 1, 1997. Mr. Parker sedrved as Chairman of the Board, President and Chief Executive Officer of the Coropration from its incorporation in 1993 until May 1, 1997. Mr. Parker has served as Chariman of the Board of the Bank since 1986, and from 1980 to May 1, 1997 Mr. Parker was also President and Chief Executive Officer of the Bank.
   Mr. Parker joined the Bank in 1967. Mr. Parker has served as a director of the Corporation since its incorporation in 1993 and as a director of the Bank since 1978.

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

      James J. Goetz has served as Vice President - Business Banking since August 1997. Mr. Goetz was a Senior Vice President of Bank One, Wisconsin from 1994 to 1997. At Bank One, he was most recently in charge of
   business banking for the Milwaukee marketplace.   Previously, he was in
   charge of commercial banking for Valley Bank, Milwaukee (now M&I Bank) from 1991 to 1994.

      Harold L. Hermansen has served as Vice President-Lending and Secretary of the Bank since 1987. He joined the Bank in 1983 and has a total of twenty-four years of experience in the financial industry. Mr. Hermansen has served in his current position with the Corporation since its incorporation in 1993.

      Theodore W. Hoff has served as Vice President - Retail Sales and Services of the Corporation and the Bank since May 1, 1997. Prior therto, he was Vice President - Retail Sales and Services of Oshkosh Savings Bank, F.S.B. since 1980.

      Phillip J. Schoofs has served Vice President, Treasurer and Chief Financial Officer of the Coropration since May 1, 1997. Prior to that, he served as Vice President, Treasurer of the Corporation since its incorporation in 1993 and as Vice President-Finance and Treasurer of the Bank since 1989. Prior thereto, he served as Treasurer of the Bank from 1985 to 1989 and as Assistant Treasurer from 1984 to 1985. Mr. Schoofs joined the Bank after serving five years with a national accounting firm. Mr. Schoofs is a certified public accountant.

   Item 2.  Properties

      The following table sets forth information relating to each of the Corporation's offices as of March 31, 1998. Management believes such properties to be adequate for the present operation of the business of the Corporation and the Bank.

                                                                  Net Book
                                                       Year         Value
                                          Owned     Acquired/   at March 31,
                Location                or Leased     Leased        1998
   Home Office:
       420 South Koeller Street           Owned        1997   $   2,474,000
       Oshkosh, Wisconsin

   Branch Offices:
       16 Washington Avenue               Owned        1997        135,000
       Oshkosh, Wisconsin

       108 East Wisconsin Avenue          Owned        1965        579,000
       Neenah, Wisconsin

       1065 South Lake Street             Owned        1974        260,000
       Neenah, Wisconsin

       130 Main Street                   Leased*       1987         19,000
       Menasha, Wisconsin

       2000 South Memorial Drive          Owned        1980        861,000
       Appleton, Wisconsin

       110 Fox River Drive                Owned        1988        909,000
       Appleton, Wisconsin

       1220 West Northland Avenue         Owned        1997        367,000
       Appleton, Wisconsin

       W3160 County Road KK               Owned        1994        923,000
       Appleton, Wisconsin

       927 East Main Street               Owned        1997         65,000
       Winneconne, Wisconsin

       137 East Huron Street              Owned        1997        122,000
       Berlin, Wisconsin

       547 East Fond du Lac Avenue       Leased**      1997           0
       Ripon, Wisconsin

       Highway 21 and 73E               Leased***      1997           0
       Wautoma, Wisconsin

   * The lease on this property expires May 31, 2001, subject to a five-year renewal option held by the Bank.
   ** The lease on this property expires March 1, 1999, subject to a five-year renewal option held by the Bank.
   *** The lease on this property expires July 31, 2004, subject to a ten-year renewal option held by the Bank.


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

   Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

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

       As of March 31, 1998, there were approximately 1,384 registered shareholders of record owning a total of 3,867,080 common shares.

       The Corporation declared quarterly dividends of $.18 per share in the quarter ended March 31, 1997 and $.20 per share in each of the quarters thereafter in the fiscal year ended March 31, 1998. The Board of Directors of the Corporation intends to consider the payment of cash dividends on the common stock on a quarterly basis, but the declaration of future dividends will necessarily be dependent upon business conditions, the earnings and financial position of the Corporation and the Bank, and such other matters as the Board of Directors deems relevant. The Corporation's ability to pay dividends is limited by regulatory and other requirements which require the Bank to maintain minimum levels of capital. See Note 12 to Consolidated Financial Statements included in Part II, Item 8 Financial Statements and Supplementary Data.


   Item 6.  Selected Financial Data

   SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

   Set forth below are selected consolidated financial and other data. The financial data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto presented elsewhere in this Annual Report on Form 10-K. Data presented for March 31, 1998 includes the effect of the Merger.

                                          At March 31,
                           1998     1997       1996     1995       1994
                                     (Dollars in thousands)

   Selected Financial
    Data:
   Total assets        $517,772  $271,185   $255,660  $239,305   $196,443
   Loans receivable
     - Net              370,934   221,496    204,897   186,807    143,385
   Loans held for sale
     - Net               16,692     3,270      5,161       708     10,102
   Investment securities
     available for
     sale                 2,894         -          -         -          -
   Investment securities
     held to maturity
     (includes FHLB
     stock)              26,452    12,240      9,581    14,228     15,367
   Mortgage-related
     securities available
     for sale            33,870     6,363      6,906         -          -
   Mortgage-related
     securities held
     to maturity         25,754    16,531     17,850    26,348     17,309
   Cash and cash
     equivalents         28,359     4,628      4,792     4,773      4,567
   Deposit accounts     318,508   153,163    151,115   143,851    138,208
   Borrowed funds       109,350    64,900     51,900    42,400      4,000
   Shareholders'
     equity              74,916    47,432     47,192    48,017     49,497


                                      Year Ended March 31,
                           1998     1997       1996     1995       1994
                        (Dollars in thousands, except per share amounts)

   Selected Operations
     Data:
   Total interest
    and dividend
    income              $37,939   $19,965    $18,319   $15,060    $13,491
   Total interest
    expense              21,292    10,827     10,081     7,365      6,652
                        -------   -------    -------   -------    -------
      Net interest
       income            16,647     9,138      8,238     7,695      6,839
                        -------   -------    -------   -------    -------
   Provision for
    loan losses             950       350        200        36         76
                        -------   -------    -------   -------    -------
      Net interest
       income after
       provision for
       loans losses      15,697     8,788      8,038     7,659      6,763

   Gain (loss) on
    sale of assets        1,049       288         80       (57)       193
   Other noninterest
    income                1,961       699        685       654        615
                        -------   -------    -------   -------    -------
      Total noninterest
       income             3,010       987        765       597        808
                        -------   -------    -------   -------    -------
   Operating expenses:
      Compensation,
       payroll taxes
       and other
       employee
       benefits           5,133     2,437      2,288     2,172      1,819
      Other               4,710     3,233      2,291     2,208      2,024
                        -------   -------    -------   -------    -------
      Total operating
       expenses           9,843     5,670      4,579     4,380      3,843
                        -------   -------    -------   -------    -------
   Income before
    provision for
    income taxes
    and cumulative
    effect of
    change in
    accounting
    principle             8,864     4,105      4,224     3,876      3,728
   Provision for
    income taxes          3,020     1,665      1,667     1,493      1,427
                        -------   -------    -------   -------    -------
   Income before
    cumulative effect of
    change in accounting
    principle             5,844     2,440      2,557     2,383      2,301
                        -------   -------    -------   -------    -------
   Cumulative effect of
    change in accounting
    principle                 -         -          -         -        140
                        -------   -------    -------   -------    -------
   Net income            $5,844    $2,440     $2,557    $2,383     $2,441
                        =======   =======    =======   =======    =======
   Basic earnings
    per share             $1.59     $1.03      $1.03     $0.93      $0.84
                        =======   =======    =======   =======    =======
   Diluted earnings
    per share             $1.55     $1.01      $1.01     $0.92      $0.83
                        =======   =======    =======   =======    =======
   Dividends declared
    per share             $0.78     $0.72      $0.60     $0.45      $0.12
                        =======   =======    =======   =======    =======


                                       Year Ended March 31,
                           1998     1997       1996     1995       1994

   Selected Financial
    Ratios and Other
    Data:
   Performance Ratios
   Return on
    average assets         1.17%     0.92%      1.04%     1.09%      1.27%
   Return on
    average equity         8.06%     5.18%      5.27%     4.90%      6.37%
   Dividend payout
    ratio                 50.32%    71.29%     59.41%    48.39%     14.29%
   Shareholders'
    equity to total
    assets                14.47%    17.49%     18.46%    20.07%     25.20%
   Average shareholders'
    equity to average
    assets                14.49%    17.79%     19.73%    22.19%     19.02%
   Net interest spread     2.68%     2.72%      2.50%     2.69%      2.86%
   Net interest margin     3.41%     3.57%      3.47%     3.62%      3.67%
   Net interest income
    to operating
    expenses             169.13%   161.16%    179.91%   175.68%    177.96%
   Average interest-
    earning assets to
    average interest-
    bearing liabilities  116.56%   120.15%    122.86%   126.80%    123.30%

   Asset Quality Ratios
   Non-performing assets
    to total assets        0.26%     0.15%      0.09%     0.11%      0.09%
   Allowance for loan
    losses to loans
    and foreclosed
    properties             0.96%     0.63%      0.51%     0.47%      0.59%

   Facilities
   Number of full-
    service offices          13         6          6         6          5


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   General

        Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the financial condition and results of operations of the Corporation and the Bank as of and for the year ended March 31, 1998. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and Supplementary Data, the accompanying Notes to such Consolidated Financial Statements and the other sections contained in Part II, Item 8 of this document.

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

   Comparison of Operating Results for the Years Ended March 31, 1998 and
   1997.

        General. Net income for the fiscal year ended March 31, 1998 increased to $5.8 million from $2.4 million for the fiscal year ended March 31, 1997. The increase in earnings was primarily the result of including the operating results of OSB from the date of the Merger. The results were also impacted by the nonrecurrence of the $970,000 special SAIF assessment paid to the FDIC in the quarter ended September 30, 1996; there was no such special assessment paid in the year ended March 31, 1998.

        Net Interest Income. Net interest income increased to $16.6 million in fiscal 1998 from $9.1 million in fiscal 1997. This was primarily attributable to the increase in average net earning assets to $69.4 million in fiscal 1998 from $43.0 million in fiscal 1997 as a result of the Merger. Total interest and dividend income increased by $17.9 million in fiscal 1998 from fiscal 1997, which was partially offset by an increase of $10.5 million in total interest expense during the same time periods. The increase in total interest and dividend income was related to an increase in the average outstanding balance of total interest-earning assets to $488.8 million for fiscal 1998 from $256.5 million for fiscal 1997, which was somewhat offset by a decrease in yield on these assets to 7.76% for fiscal 1998 from 7.78% for fiscal 1997. The increase in total interest expense resulted from an increase in the average outstanding balance of total interest-bearing liabilities for fiscal 1998 to $419.3 million from $213.5 million for fiscal 1997 and an increase in the cost of these funds to 5.08% in fiscal 1998 from 5.07% in fiscal 1997.

        Provision for Loan Losses. During the fiscal year ended March 31, 1998, the Bank's provision for loan losses increased to $950,000 from $350,000 for the fiscal year ended March 31, 1997. The increase was primarily a result of a provision of $350,000 made to equalize the loan loss allowance percentage historically maintained by the Bank and the former Oshkosh Savings Bank, F.S.B. In fiscal 1998, management continued to establish loan loss allowance percentages for each component of the Bank's loan portfolio based on management's judgement regarding, among other factors, historical loss experience with respect to the various components of the Bank's loan portfolio and the economic conditions existing in the Bank's primary market area. The remaining increase between the years was due to a change in the mix of the loan portfolio. The increase in the loan loss provision for fiscal 1998 related principally to increases in the commercial, consumer and commercial real estate loan portfolios. It is management's opinion that no unusual risk factors were apparent in the Bank's loan portfolio and that the general economic conditions existing in the Bank's primary market area were generally as favorable as those being experienced in many areas of the United States during fiscal 1998. Charge-offs amounted to $224,000 and $20,000 in fiscal 1998 and 1997, respectively. Nonaccrual loans totaled $1.2 million and $404,000 at March 31, 1998 and 1997, respectively. Based on past experience and future expectations, management believes the loan loss allowance of $3.6 million at March 31, 1998 is adequate.

        Noninterest Income. Noninterest income increased from $987,000 for the fiscal year ended March 31, 1997 to $3.0 million for the fiscal year ended March 31, 1998. This increase was primarily the result of including in the Corporation's financial statements the operating results of OSB from the date of the Merger. Additionally, as a result of deposit product restructuring in connection with the Merger, deposit fee income increased from $140,000 for fiscal 1997 to $756,000 for fiscal 1998. Gain on sale of other assets - net increased from $288,000 for fiscal 1997 to $950,000 for fiscal 1998 as a result of the increase in long-term fixed rate mortgage loan sales; mortgage loans sold during fiscal 1997 totaled $20.2 million, while mortgage loans sold during fiscal 1998 totaled $58.2 million. Further contributing to the increase was the gain of $99,000 on the sale of a mortgage-related security held for sale during the fiscal year ended March 31, 1998. There were no such sales during fiscal 1997.

        Operating Expenses. Operating expenses increased to $9.8 million for the fiscal year ended March 31, 1998 from $5.7 million for the fiscal year ended March 31, 1997. Included in the increase for fiscal 1998 was a charge of $827,000 for costs associated with the Merger. These Merger-related items included (but were not limited to) the cost of combining the respective banks' loan and deposit products, contract termination charges, data processing conversion charges, personnel training costs and severance costs. The remainder of the increase in operating expenses for both periods presented was primarily due to adding the operating expense of the former OSB from the date of the Merger. Partially offsetting the increase was a decrease in deposit insurance premiums due to the industry-wide reduction in the deposit insurance assessment rate commencing September 30, 1996.

        Provision for Income Taxes. The provision for income taxes increased to $3.0 million in fiscal 1998 from $1.7 million in fiscal 1997. The increase was primarily a result of the increase in income before taxes. Partially offsetting this increase was a larger proportional tax-free investment portfolio acquired as part of the Merger.

   Comparison of Operating Results for the Years Ended March 31, 1997 and
   1996.

        General. Net income for the fiscal year ended March 31, 1997 increased 18.7% to $3.0 million from $2.6 million for the year ended March 31, 1996, before considering the effect of a special one-time deposit insurance assessment. This assessment on the thrift industry generally was made to recapitalize the SAIF. The assessment on the Corporation amounted to $970,000 on a pretax basis and reduced net income for the year ended March 31, 1997 by $596,000. After considering the effect of the special assessment, net income decreased $200,000 from fiscal 1996 to $2.4
   million for fiscal 1997.   The increase in net income prior to the special
   assessment was primarily attributable to an increase of $900,000 in net interest income and an increase of $222,000 in total noninterest income. These items were partially offset by an increase of $150,000 in the provision for loan losses, and an increase of $121,000 in total operating expenses prior to consideration of the special assessment.

        Net Interest Income. Net interest income increased to $9.1 million in fiscal 1997 from $8.2 million in fiscal 1996. The increase was attributable to a $1.7 million increase in total interest and dividend income which was partially offset by an increase of $746,000 in total interest expense. The increase in total interest and dividend income was related to the increase in the average outstanding balance of total interest-earning assets to $256.5 million for fiscal 1997 from $237.7 million for fiscal 1996 and the increase in the yield on these assets to 7.78% in fiscal 1997 from 7.71% in fiscal 1996. The increase in total interest expense resulted from an increase in the average outstanding balance of total interest-bearing liabilities from $193.4 million for fiscal 1996 to $213.5 million for fiscal 1997 and was partially offset by a decrease in cost of these funds from 5.21% in fiscal 1996 to 5.07% in fiscal 1997.

        Provision for Loan Losses. The Bank's provision for loan losses increased to $350,000 during the fiscal year ended March 31, 1997 from $200,000 for the fiscal year ended March 31, 1996. In fiscal 1997, management continued to establish loan loss allowance percentages for each component of the Bank's loan portfolio based on management's judgment regarding, among other factors, historical loss experience with respect to the various components of the Bank's loan portfolio and the economic conditions existing in the Bank's primary market area. The increase in the loan loss provision for fiscal 1997 related principally to increases in the adjustable rate mortgage and consumer loan portfolios, as well as the commercial real estate portfolio. It is management's opinion that no unusual risk factors were apparent in the Bank's loan portfolio and that the general economic conditions existing in the Bank's primary market area were generally as favorable as those being experienced in many areas of the United States during fiscal 1997. Charge-offs amounted to $20,000 in fiscal year 1997. There were no charge-offs in the year ended March 31, 1996. Nonaccrual loans totaled $404,000 and $234,000 at March 31, 1997 and 1996, respectively.

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

   Financial Condition

        Total Assets. Total assets increased to $517.8 million at March 31, 1998 from $271.2 million at March 31, 1997. The Merger added $256.7 million in assets to the Corporation on May 1, 1997.

        Cash and Cash Equivalents. Cash and cash equivalents increased to $28.4 million at March 31, 1998 from $4.6 million at March 31, 1997. This increase resulted from the large inflow of cash from the sale of long-term fixed rate mortgage loans, the increase in principal paydowns on mortgage-related securities and the premature redemptions of investment securities issued by government agencies during the low interest rate environment experienced during the quarter ended March 31, 1998.

        Investment and Mortgage-related Securities. Total investment and mortgage-related securities increased by $51.0 million from $31.9 million at March 31, 1997 to $82.9 million at March 31, 1998. The Merger added $67.8 million to total investment and mortgage-related securities. On the date of the Merger, the OSB investment portfolio was evaluated and reclassifications were made between securities available for sale and held to maturity to reconcile the former OSB portfolio with the Corporation's investment policy. These securities were transferred at their market value on the date of the Merger. Subsequent to the Merger, the Corporation sold a $3.3 million mortgage-related security available for sale at a gain of $99,000. Further reduction in the investment and mortgage-related security portfolios was experienced during the fiscal year due to maturities, principal paydowns and normal amortization. The mortgage-related securities held to maturity classification at March 31, 1998 included $9.9 million of adjustable rate REMIC pass-through certificates which were purchased during the first two quarters of fiscal 1995 and were funded through borrowings from the Federal Home Loan Bank of Chicago. The interest rates on these certificates and related borrowings adjust on a monthly basis to the same London interbank offered rate ("LIBOR") index. However, the Corporation may be subject to interest rate exposure because there are no interest rate caps on the borrowings, while the mortgage-related securities do contain caps. In addition, because these securities were purchased at a discount, the interest spreads earned will vary with the actual prepayment speeds experienced. Fluctuations in prepayment speeds are analyzed by the Corporation prior to purchasing mortgage-related securities and on an ongoing basis and are part of the overall asset/liability management strategy of the Corporation.

        Loans Receivable. Loans receivable increased $149.4 million from $221.5 million at March 31, 1997 to $370.9 million at March 31, 1998. The
   Merger added $176.3 million in loans receivable.   As part of its attempt
   to improve its yield on earning assets, the Bank has focused on increasing the amount of commercial, commercial real estate and consumer loans made. During fiscal 1998, the Bank originated $8.0 million of commercial loans, the first year that loans of this type were originated. During fiscal 1998 and 1997, $17.4 million and $704,000 of commercial real estate loans, and $40.2 million and $30.7 million of consumer loans, respectively, were originated. However, the reduction in the loans receivable portfolio between the Merger and March 31, 1998 resulted from the large volume of mortgage loans which were refinanced into long-term fixed rate loans during the low interest rate environment experienced during that time period and then sold as part of the Bank's asset/liability management policy. Total loans sold during the year ended March 31, 1998 were $58.2 million, as compared to $20.2 million during the year ended March 31, 1997.

        Loans Held for Sale. Loans held for sale increased by $13.4 million from $3.3 million at March 31, 1997 to $16.7 million at March 31, 1998. This increase resulted from the large amount of long-term fixed rate mortgage loans which the Bank originated during the quarter ended March 31, 1998. Total commitments to sell long-term fixed rate mortgage loans amounted to $19.4 million at March 31, 1998.

        Deposits. Deposits increased from $153.2 million at March 31, 1997 to $318.5 million at March 31, 1998. This increase was mainly the result of the Merger, which added $162.3 million in deposits.

        Borrowings. The Corporation at the Bank level increased its level of borrowed funds $44.5 million during fiscal 1998 to $109.4 million at March 31, 1998 from $64.9 million at March 31, 1997. The Merger added $58.4 million to the Corporation's borrowed funds. Following the Merger, some high rate maturing advances were paid off with excess cash.

        Shareholders' Equity. Shareholders' equity increased from $47.4 million at March 31, 1997 to $74.9 million at March 31, 1998. This increase was primarily due to the issuance of additional common shares in connection with the Merger, which was partially offset by the purchase of 269,806 shares of treasury stock for $7.2 million between May 1, 1997 and March 31, 1998 . Under its current stock repurchase program, approved in September of 1997, the Corporation is authorized to purchase 193,000 shares. No shares have been purchased as of March 31, 1998 under this repurchase program.

   Yields Earned and Rates Paid

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

                                       1998                            1997                             1996
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

   Interest-earning
    assets:
     Loans receivable        $381,389   $30,839  8.09 %    $216,276    $17,358    8.03  %    $196,357   $15,719     8.01 %
     Loans held for sale        7,376       553  7.50         4,225        344    8.14          3,076       246     8.00
     Mortgage-related
      securities               58,485     4,058  6.94        23,879      1,550    6.49         25,663     1,718     6.69
     Investment
      securities               27,936     1,686  6.04         8,194        462    5.64          9,219       422     4.58
     Interest-bearing
      deposits                  7,824       409  5.23         1,012         50    4.94          1,064        60     5.62
     Federal Home Loan
      Bank stock                5,787       394  6.81         2,955        201    6.80          2,295       154     6.71
                              -------   -------             -------    -------                -------   -------
        Total interest-
         earning assets       488,797    37,939  7.76       256,541     19,965    7.78        237,674    18,319     7.71
                                        -------                        -------                          -------
   Non-interest-earning
    assets:
     Office properties
      and equipment             6,084                         4,154                             4,324
     Other                      5,071                         4,072                             3,751
                              -------                       -------                           -------
        Total assets         $499,952                      $264,767                          $245,749
                              =======                       =======                           =======
   Interest-bearing
    liabilities:
     Certificate
      accounts               $213,665    12,154  5.69      $105,825      6,297    5.95       $103,014     6,326     6.14
     Regular savings
      accounts                 34,885       985  2.82        18,361        502    2.73         19,259       466     2.42
     NOW and money
      market accounts          55,905     1,824  3.26        29,325        831    2.83         28,216       836     2.96
                              -------   -------             -------    -------                -------   -------
        Total deposit
         accounts             304,455    14,963  4.91       153,511      7,630    4.97        150,489     7,628     5.07

     Borrowed funds           108,322     6,231  5.75        56,188      3,123    5.56         39,120     2,378     6.08
      Advance payments by
       borrowers for
       taxes and insurance      6,571        98  1.49         3,819         74    1.94          3,846        75     1.95
                              -------   -------             -------    -------                -------   -------
        Total interest-
         bearing
         liabilities          419,348    21,292  5.08       213,518     10,827    5.07        193,455    10,081     5.21
                                        -------                        -------                          -------
   Non-interest-bearing
    liabilities:

     Other liabilities          8,146                         4,151                             3,798
                              -------                       -------                           -------
        Total liabilities     427,494                       217,669                           197,253

   Shareholders' equity        72,458                        47,098                            48,496
                              -------                       -------                           -------
        Total liabilities
        and shareholders'
        equity               $499,952                      $264,767                          $245,749
                              =======                       =======                           =======

   Net interest income                  $16,647                         $9,138                           $8,238
                                        =======                        =======                          =======
   Net interest rate
    spread                                       2.68 %                           2.71  %                           2.50 %
                                                 ====                            =====                              ====

   Net earning assets         $69,449                       $43,023                           $44,219
                              =======                       =======                           =======
   Net yield on average
    interest-earning
    assets ("net interest
    margin")                                     3.41 %                           3.56  %                           3.47 %
                                                 ====                             ====                              ====
   Average interest-
    earning assets to
    average interest-
    bearing liabilities                  116.56 %                       120.15 %                         122.86 %
                                         ======                         ======                           ======

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


                                          Year Ended March 31, 1998                       Year Ended March 31, 1997
                                                 Compared to                                     Compared to
                                          Year Ended March 31, 1997                       Year Ended March 31, 1996
                                          Increase (Decrease) Due to                     Increase (Decrease) Due to
                                                          Rate/                                          Rate/
                                    Rate      Volume      Volume        Net         Rate     Volume      Volume       Net
                                                                   (Dollars in Thousands)
   Interest-earning assets:
     Loans receivable                $130     $13,259         $92     $13,481        $39     $1,596          $4      $1,639
     Loans held for sale              (27)        256         (20)        209          4         92           2          98
     Mortgage-related
      securities                      107       2,246         155       2,508        (51)      (119)          2        (168)
     Investment securities             33       1,113          78       1,224         98        (47)        (11)         40
     Interest-bearing deposits          3         337          19         359         (7)        (3)          0         (10)
     Federal Home Loan Bank
      stock                             0         193           0         193          2         44           1          47
                                     ----      ------         ---      ------        ---      -----         ---      ------
        Total interest-earning
            assets                    246      17,404         324      17,974         85      1,563          (2)      1,646

   Interest-bearing
    liabilities:
     Certificate accounts            (275)      6,416        (281)      5,860       (196)       173          (6)        (29)
     Regular savings accounts          17         451          14         482         60        (22)         (2)         36
     NOW and money market
      accounts                        126         752         113         991        (37)        33          (1)         (5)
                                     ----      ------         ---      ------        ---      -----         ---      ------
        Total deposits               (132)      7,619        (154)      7,333       (173)       184          (9)          2
     Borrowed funds                   107       2,899         102       3,108       (203)     1,038         (90)        745
     Advance payments by borrowers
        for taxes and insurance       (17)         53         (12)         24          0         (1)          0          (1)
                                     ----      ------         ---      ------        ---      -----         ---      ------
        Total interest-bearing
            liabilities               (42)     10,571         (64)     10,465       (376)     1,221         (99)        746
                                     ----      ------         ---      ------        ---      -----         ---      ------
   Change in net interest
     income                          $288      $6,833        $388      $7,509       $461       $342         $97        $900
                                     ====      ======        ====      ======       ====       ====         ===        ====



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

        The Corporation's primary investing activity is the origination of mortgage loans by the Bank. For the years ended March 31, 1998, 1997 and 1996, mortgage loans originated totaled $118.6 million, $58.5 million and $69.9 million, respectively. Mortgage loan originations have been funded primarily by principal repayments on loans and sales of loans originated for sale, as well as principal repayments on mortgage-related securities and borrowed funds. Mortgage loan repayments were $56.4 in fiscal 1998, $28.5 million in fiscal 1997 and $25.9 million in fiscal 1996. Loan sales for fiscal 1998 were $58.2 million, $20.2 million in fiscal 1997 and $21.7 million in fiscal 1996. The Corporation's other major investing activity, the purchase of mortgage-related and investment securities, amounted to $5.0 million, $10.0 million and $7.0 million in the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

        Financing activities used $19.5 million, and provided $12.7 million and $13.0 million of funds in fiscal years 1998, 1997 and 1996, respectively. In fiscal 1998 the repayment of borrowed funds was the
   major use of cash by financing activities.   In fiscal years 1997 and
   1996, the major source of cash provided by financing activities was an increase in borrowed funds.

        The Corporation at the Bank level is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based on a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 4.0%. On March 31, 1998, the Bank's liquidity ratio calculated in accordance with OTS requirements was 20.1%. Management's goal is to consistently maintain liquidity levels in excess of regulatory requirements.

        The Corporation's most liquid assets are cash and cash equivalents, which include highly liquid, short-term investments. The levels of these assets are dependent on the Corporation's operating, financing and investing activities during any given period. At March 31, 1998, 1997 and 1996, cash and cash equivalents totaled $28.4 million, $4.6 million and $4.8 million, respectively. Liquidity management for the Corporation is both a daily and long-term function of its management. Excess funds are generally invested in mortgage-related securities and government and government agency-backed securities with varying maturities.

        At March 31, 1998, the Corporation had commitments to originate loans of $21.2 million, at various interest rates, and commitments to extend credit on unused lines of credit of $7.8 million, at various interest rates. Management does not believe the Corporation will suffer any material adverse consequences as a result of fulfilling these commitments.

        Capital Resources. The Corporation at the Bank level is required to maintain specific a1mounts of capital pursuant to the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 and regulations promulgated pursuant thereto. As of March 31, 1998, the Bank was in compliance with all regulatory capital requirements which were effective as of such date, with tangible equity, leverage, and total risk-based capital ratios of 11.60%, 11.60%, and 18.88%, respectively. For additional information about these capital levels, see Note 12 of Notes to Consolidated Financial Statements included in Consolidated Financial Statements and Supplementary Data in Part II, Item 8 of this document.

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

   Impact of Year 2000

        Historically, computer programs generally abbreviated dates by eliminating the century digits of the year. Many resources, such as software, hardware, telephones, alarms, heating, ventilating and air conditioning ("Systems") were affected. These Systems were designed to assume a century value of "19" to save memory and disk space within their programs. In addition, many Systems used a value of "99" in a year or "99/99/99" in a date to indicate "no date" or "any date" or even a default expiration date.

        As the year 2000 approaches, this abbreviated date mechanism with Systems threatens to disrupt the function of computer software at nearly every business, including the Bank, which relies heavily on computer systems for account and other recordkeeping functions. If the millennium issue is ignored, system failures or miscalculations could occur, causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities.

        The Bank outsources a majority of its computer functions to Fiserv, Inc. ("Fiserv") of Milwaukee, Wisconsin. Because year 2000 problems could affect Fiserv, and hence the Bank through its relationship with Fiserv, the Bank has discussed potential year 2000 problems with Fiserv. These discussions have kept the Bank abreast of Fiserv's progress in anticipating and avoiding year 2000 problems that could affect the Bank's operations.

        Based on recent assessments, the Bank has determined that it will be required to modify or replace certain portions of its internal software and hardware so that its Systems will function properly with respect to dates on or after September 9, 1999 ("9/9/99"). It is currently anticipated that the cost of these modifications will not exceed a total of $200,000. The Bank presently believes that with these modifications, the year 2000 will not pose significant operational problems for its Systems. However, if such modifications and conversions are not made, or are not completed on a timely manner, the year 2000 could have an adverse impact on the operations of the Bank.

        The Bank has currently completed approximately 90% of the awareness and assessment phases of its year 2000 project. These phases, along with the renovation, validation and implementation phases are expected to be completed by the fourth quarter of calendar 1998. The Bank expects to use internal resources to reprogram, upgrade or replace and test its Systems.

        The costs of the year 2000 project and the date on which the Bank believes it will complete the year 2000 modifications are based on managements' best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        The Corporation's financial performance is heavily dependent upon the level of net interest income. Net interest income is impacted by, among other factors, interest rate risk and credit risk. Management mitigates credit risk by closely monitoring troubled loans, and maintaining an adequate allowance for loan losses.

        The Corporation manages its exposure to changing interest rates (interest rate risk) by monitoring its ratios of interest-earning assets to interest-bearing liabilities for various maturity or repricing periods. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

        At March 31, 1998, the Bank's one-year gap as a percentage of total assets was a negative 3.4%. Management's strategy is to maximize the percent of loans which are interest rate sensitive within a three-year period. Although the Bank originates marketable 15- to 30-year fixed rate mortgage loans, it is management's current policy (which is subject to review and adjustment by the Bank's Board of Directors) to sell substantially all of those marketable 15-, 20- and 30-year fixed rate loans. To comply with this policy, most fixed rate loans are sold without recourse in the secondary market with servicing retained by the Bank. In addition, the Bank generally purchases adjustable rate mortgage-related securities and short- to intermediate-term investment securities. On the liability side, management's goal is to offer a range of deposit accounts with maturities of up to five years. Additionally, borrowings are structured to have varying maturities of up to five years.

        The following table sets forth at March 31, 1998 the amounts of interest-earning assets and interest-bearing liabilities which are anticipated by Bank management, using certain assumptions, to mature or reprice in each of the periods shown. Except as stated below, the amounts of assets and liabilities shown which mature or reprice during a particular period were determined in accordance with the contractual terms of the asset or liability. Fixed rate loans and mortgage-related securities are shown on the basis of management's estimate of annual prepayments, contractual amortization and forecasted prepayment rates prepared by major dealers in mortgage-related securities. Loans and securities with adjustable rates are shown as being due in the period during which the interest rates are next subject to change. The Bank has assumed that its regular savings, money market and NOW accounts, which totaled $110.0 million at March 31, 1998, are withdrawn at the annual rates estimated by management at March 31, 1998.

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

                                                                           March 31, 1998
                                                              More than     More than     More than
                                                              1 year to    3 years to     5 years to    More than
                                       0-6 mos.   7-12 mos.    3 years       5 years       10 years     10 years       Total
                                                                       (Dollars in thousands)

   Interest-earning assets:
      Loans receivable                 $26,846     $86,848     $140,878       $71,554       $40,467       $ 4,341    $370,934
      Loans held for sale               16,692         --           --            --            --            --       16,692
      Mortgage-related securities:
        available for sale              27,523       1,624          --            --            --          4,723      33,870
        held to maturity                17,094         700          --          1,288         1,325         5,347      25,754
      Investment securities
        available for sale                 896       1,998          --            --            --            --        2,894
        held to maturity                 2,491       3,977        5,609         6,070         2,277           --       20,424
      Interest-bearing deposits         27,330         --           --            --            --            --       27,330
      Federal Home Loan Bank stock       6,028         --           --            --            --            --        6,028
                                       -------    --------      -------       -------       -------        ------    --------
        Total interest-earning assets  124,900      95,147      146,487        78,912        44,069        14,411     503,926
                                       =======    ========      =======       =======       =======        ======    ========
   Interest-bearing liabilities:
      Certificate accounts              98,697      57,965       47,974         3,837           --            --      208,473
      Regular savings accounts           3,200       3,237        9,777         6,374         8,090         7,186      37,864
      NOW and money market deposit
        accounts                        13,350      10,882       25,772         6,896         9,255         6,016      72,171
                                       -------     -------     --------       -------       -------       -------    --------
        Total deposits                 115,247      72,084       83,523        17,107        17,345        13,202     318,508

   Borrowed funds                       29,000      16,250       11,300        42,800        10,000           --      109,350
   Advance payments by borrowers
      for taxes and insurance            4,644         --           --            --            --            --        4,644
                                       -------     -------      -------       -------       -------       -------    --------
        Total interest-bearing
            liabilities                148,891      88,334       94,823        59,907        27,345        13,202     432,502
                                       -------     -------      -------       -------       -------       -------    --------
   Interest sensitivity gap per
     period                           ($23,991)     $6,813      $51,664       $19,005       $16,724       $ 1,209    $ 71,424
                                       =======     =======      =======       =======       =======       =======    ========
   Cumulative interest sensitivity
     gap                              ($23,991)   ($17,178)     $34,486       $53,491       $70,215       $71,424
                                       =======     =======      =======       =======       =======       =======

   Percentage of cumulative gap to
      total earning assets                (4.8) %     (3.4) %       6.8 %        10.6 %        13.9  %       14.2 %
                                          ====        ====         ====          ====          ====          ====
   Cumulative ratio of interest
      sensitive assets to interest
      sensitive liabilities              83.89  %    92.76  %    110.39 %      113.65 %      116.75  %     116.51 %
                                         =====       =====       ======        ======        ======        ======



        Although management believes that these asset liability strategies reduce the potential effects of changes in interest rates on the Corporation's operations, material and prolonged increases in interest rates may adversely affect the Corporation's operations because of the Corporation's negative gap position. Alternatively, prolonged decreases in interest rates may benefit the Corporation's operations.

        The Corporation does not use derivative financial instruments such as futures, swaps, caps, floors, options, interest- or principal-only strips, or similar financial instruments to manage interest rate risk. The Corporation does however, use forward sales commitments of fixed-rate mortgage loans to manage its exposure to interest rate risk in the loans held for sale portfolio. The Corporation's policy is to cover a substantial portion of its loans held for sale and commitments to originate fixed-rate mortgage loans. These forward sales typically require delivery within 90 days. Based on the short-term nature of the loans held for sale portfolio, as well as the above policies, management believes that these financial instruments post minimal interest rate risk to the Corporation.

        The OTS requires the Bank to estimate the sensitivity of its market value of portfolio equity ("MVPE") to changes in interest rates, and to measure such sensitivity on at least a quarterly basis. MVPE is defined as the estimated net present value of an institutions' existing assets, liabilities, and off-balance sheet instruments at a given level of market interest rates. Management typically relies on the OTS to make assumptions related to such items such as: discount rates, loan prepayment speeds, deposit decay rates, etc. for several interest rate scenarios.

        The following table summarizes the Bank's sensitivity of MVPE to a 100 basis point immediate and sustained increase or decrease in interest rates. All market rate sensitive instruments are classified as held to maturity or available for sale. The Corporation has no trading securities.

                                            Estimated
             Change in Interest Rates          MVPE
                                          (Dollars in
                                           thousands)

             100 basis point increase         $77,219
                 Base scenario                 78,211
             100 basis point decline           77,613

        The Bank's MPVE declines under both scenarios due to the Bank's relatively low interest rate risk. Based upon peer comparison information provided by the OTS, the Bank at March 31, 1998 was less sensitive to interest rate changes than 83% of its peers. Typically, companies in an negatively gapped position see a decrease in the MVPE in a rising rate environment and an increase in MVPE in a declining interest rate environment. The Bank shows a slight decrease in MVPE using a 100 basis point increase, and an even smaller decrease considering a 100 basis point decrease. This is due to the fact that a significant percentage of the Bank's assets have very low interest rate sensitivity, or are subject to prepayment in a falling rate environment. Therefore, overall assets would not appreciate as quickly as the total liabilities when interest rates decrease. In the above scenario, the Bank's profitability would remain relatively constant given either rate change presented above.

        Certain shortcomings are inherent in using MVPE to quantify an exposure to market risk. For example, actual and future values of assets, liabilities, and off-balance sheet items will differ from those determined by the model due to differences in actual market discount rates, loan prepayment activity, and deposit run-off experience. Further, the model does not account for potential future changes in asset/liability mix, or mangement reaction to interest rate changes. The changes in the Bank's MVPE as of March 31, 1998 are within acceptable tolerances as established by executive mangement and the Board of Directors.


   Special Note Regarding Forward-Looking Statements

             The statements which are not historical facts contained in this Annual Report on Form 10-K are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, interest rate trends, the general economic climate in the Corporation's market area, loan delinquency rates and regulatory treatment. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.


   Item 8.  Financial Statements and Supplementary Data

                               FCB FINANCIAL CORP.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             March 31, 1998 and 1997
                             (Dollars In Thousands)


        ASSETS
                                                      1998            1997

   Cash                                           $  1,029        $    473
   Interest-bearing deposits                        27,330           4,155
                                                  --------        --------
   Cash and cash equivalents                        28,359           4,628

   Investment securities available for sale,
    at fair value                                    2,894              -
   Investment securities held to maturity
    (estimated fair value of $20,719 and
    $8,953 at March 31, 1998 and
    1997, respectively)                             20,424           8,995
   Mortgage-related securities available
    for sale, at fair value                         33,870           6,363
   Mortgage-related securities held to
    maturity (estimated fair value of
    $26,124 and $16,613 at March 31,
    1998 and 1997, respectively)                    25,754          16,531
   Investment in Federal Home Loan Bank
    stock, at cost                                   6,028           3,245
   Loans held for sale                              16,692           3,270
   Loans receivable - Net                          370,934         221,496
   Office properties and equipment                   6,610           4,091
   Other assets                                      6,207           2,566
                                                  --------        --------
   TOTAL ASSETS                                   $517,772        $271,185
                                                  ========        ========


        LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    1998            1997
   Liabilities:
        Deposit accounts                         $318,508        $153,163
        Borrowed funds                            109,350          64,900
        Advance payments by borrowers
         for taxes and insurance                    4,644           2,586
        Other liabilities                          10,354           3,104
                                                 --------        --------
             Total liabilities                    442,856         223,753
                                                 --------        --------
   Commitments and contingencies
    (See Note 14)

   Shareholders' equity:
        Common stock - $.01 par value
             Authorized - 15,000,000 shares
             Issued - 4,528,368 shares and
              2,909,500 shares at March 31,
              1998 and 1997, respectively              45              29
        Additional paid-in capital                 59,638          28,911
        Retained earnings - Substantially
         restricted                                29,211          26,630
        Unrealized gain (loss) on securities
         available for sale - Net of tax              502             (72)
        Unearned compensation - ESOP               (1,036)           (869)
                                                 --------        --------
        Totals                                     88,360          54,629

        Less - 661,288 and 445,697 shares of
              treasury common stock, at cost,
              at March 31, 1998 and 1997,
              respectively                        (13,444)         (7,197)
                                                 --------        --------
             Total shareholders' equity            74,916          47,432
                                                 --------        --------

   TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                   $517,772        $271,185
                                                 ========        ========


          See accompanying notes to consolidated financial statements.

                               FCB FINANCIAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                   Years Ended March 31, 1998, 1997, and 1996
                (Dollars In Thousands, Except Per Share Amounts)



                                          1998          1997          1996

   Interest and dividend income:
      Mortgage loans                  $   24,155     $  15,031    $   13,818
      Other loans                          7,237         2,671         2,147
      Investment securities                1,686           462           422
      Mortgage-related securities          4,058         1,550         1,718
      Dividends on stock in Federal
       Home Loan Bank                        394           201           154
      Interest-bearing deposits              409            50            60
                                        --------      --------      --------
        Total interest and dividend
         income                           37,939        19,965        18,319
                                        --------      --------      --------
   Interest expense:
      Deposit accounts                    15,061         7,704         7,703
      Borrowed funds                       6,231         3,123         2,378
                                        --------      --------      --------
        Total interest expense            21,292        10,827        10,081
                                        --------      --------      --------
        Net interest income               16,647         9,138         8,238
   Provision for loan losses                 950           350           200
                                        --------      --------      --------
        Net interest income after
         provision for loan losses        15,697         8,788         8,038
                                        --------      --------      --------
   Noninterest income:
      Loan fees - Net                        674           378           370
      Deposit fees                           756           140           117
      Gain on sale of securities              99            -             -
      Gain on sale of other assets - Net     950           288            80
      Other income                           531           181           198
                                        --------      --------      --------
        Total noninterest income           3,010           987           765
                                        --------      --------      --------

   Operating expenses:
      Compensation, payroll taxes and
       other employee benefits             5,133         2,437         2,288
      Marketing                              367           254           250
      Occupancy                            1,185           678           724
      Data processing                        618           270           248
      Federal insurance premiums             199         1,246           349
      Merger-related                         827            -             -
      Other                                1,514           785           720
                                        --------      --------      --------
        Total operating expenses           9,843         5,670         4,579
                                        --------      --------      --------
   Income before provision for
    income taxes                           8,864         4,105         4,224
   Provision for income taxes              3,020         1,665         1,667
                                        --------      --------      --------
   Net income                         $    5,844     $   2,440    $    2,557
                                        ========      ========      ========

   Basic earnings per share           $     1.59     $    1.03    $     1.03
                                        ========      ========      ========
   Diluted earnings per share         $     1.55     $    1.01    $     1.01
                                        ========      ========      ========
   Cash dividends declared per share  $      .78     $     .72    $      .60
                                        ========      ========      ========

          See accompanying notes to consolidated financial statements.

                               FCB FINANCIAL CORP.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Years Ended March 31, 1998, 1997, and 1996
                (Dollars In Thousands, Except Per Share Amounts)

                                                    Additional
                                          Common       Paid-In      Retained
                                           Stock       Capital      Earnings

   Balance at April 1, 1995            $      29      $ 28,526     $  24,916

   Net income for 1996                         -             -         2,557
   Cash dividends declared
    ($.60 per share)                           -             -        (1,484)
   Amortization of unearned
      compensation - ESOP                      -           167             -
   Increase in unrealized gain
    (loss) on securities
    available for sale -
    Net of tax                                 -             -             -
   Exercise of stock options -
    12,500 treasury common
    shares                                     -             -           (59)
   Purchase of treasury common
    stock - 131,530 shares                     -             -             -
                                         -------      --------      --------
   Balance at March 31, 1996                  29        28,693        25,930

   Net income for 1997                         -             -         2,440
   Cash dividends declared
    ($.72 per share)                           -             -        (1,696)
   Amortization of unearned
    compensation - ESOP                        -           218             -
   Increase in unrealized gain
    (loss) on securities
    available for sale -
    Net of tax                                 -             -             -
   Exercise of stock options -
    7,189 treasury common shares               -             -           (44)
   Purchase of treasury common
    stock - 56,000 shares                      -             -             -
                                         -------      --------      --------
   Balance at March 31, 1997                  29        28,911        26,630

   Net income for 1998                         -             -         5,844
   Cash dividends declared
    ($.78 per share)                           -             -        (2,946)
   Amortization of unearned
    compensation - ESOP                        -           530             -
   Change in unrealized gain
    (loss) on securities
    available for sale -
    Net of tax                                 -             -             -
   Exercise of stock options -
    54,215 treasury common shares              -           290          (317)
   Purchase of treasury common
    stock - 269,806 shares                     -             -             -
   Acquisition of OSB Financial
    Corp.                                     16        29,907             -
                                        --------       -------       -------
   Balance at March 31, 1998             $    45      $ 59,638      $ 29,211
                                        ========       =======       =======

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Cont'd.)

         Unrealized
       Gain (Loss) on
         Securities            Unearned        Treasury
       Available For        Compensation -      Common
      Sale, Net of Tax           ESOP            Stock           Total

           $    -              $(1,361)        $ (4,093)       $ 48,017

                -                    -                -           2,557
                -                    -                -          (1,484)

                -                  243                -             410

              (26)                   -                -             (26)

                -                    -              184             125

                -                    -           (2,407)         (2,407)
          -------             --------         --------        --------
              (26)              (1,118)          (6,316)         47,192

                -                    -                -           2,440
                -                    -                -          (1,696)
                -                  249                -             467

              (46)                   -                -             (46)

                -                    -              116              72

                -                    -             (997)           (997)
         --------            ---------        ---------       ---------
              (72)                (869)          (7,197)         47,432

                -                    -                -           5,844
                -                    -                -          (2,946)

                -                  320                -             850

              574                    -                -             574

                -                    -              938             911

                -                    -           (7,185)         (7,185)
                -                 (487)               -          29,436
         --------            ---------        ---------       ---------
           $  502              $(1,036)        $(13,444)       $ 74,916
         ========            =========        =========       =========

   See accompanying notes to consolidated financial statements.

                               FCB FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended March 31, 1998, 1997, and 1996
                             (Dollars In Thousands)



                                            1998          1997          1996
   Cash flows from operating
     activities:
      Net income                      $    5,844     $   2,440    $    2,557
                                        --------      --------      --------
      Adjustments to reconcile net
       income to net cash provided by
       (used in) operating activities:
        Depreciation and net
         amortization                        202           261            51
        Provision for loan losses            950           350           200
        Gain on sale of assets - Net      (1,049)         (288)          (82)
        Loans originated for sale        (72,388)      (18,000)      (27,227)
        Proceeds from loan sales          58,194        20,179        21,704
        Changes in operating assets
         and liabilities                   3,281           165           692
                                        --------      --------      --------

      Total adjustments                  (10,810)        2,667        (4,662)
                                        --------      --------      --------
   Net cash provided by (used in)
    operating activities                  (4,966)        5,107        (2,105)
                                        --------      --------      --------

      Cash flows from investing
       activities:
        Proceeds from maturities of
         investment securities held
         to maturity                      15,924         8,000        12,000
        Purchases of investment
         securities held to maturity      (2,954)      (10,000)       (7,000)
        Purchases of investment
         securities available
         for sale                        (1,997)            -             -
        Principal repayments on
         mortgage-related securities
         held to maturity                  2,605         1,325         1,509
        Principal repayments on
         mortgage-related securities
         available for sale                  823           459           127
        Proceeds from sale of mortgage-
         related securities available
         for sale                          3,470             -            -
        Purchases of Federal Home Loan
         Bank stock                          (40)         (650)         (326)
        Redemption of Federal Home Loan
         Bank stock                          175            -             -
        Net (increase) decrease in
         loans                            27,495       (16,949)      (17,193)
        Proceeds from sale of
         other assets                         64            -             63
        Capital expenditures                (497)         (126)          (60)
        Net cash received in
         acquisition                       3,104            -             -
                                       ---------     ---------     ---------
      Net cash provided by (used in)
         investing activities             48,172       (17,941)      (10,880)
                                       ---------     ---------     ---------
      Cash flows from financing
       activities:
        Net increase in deposit
         accounts                      $   3,069     $   2,048     $   7,264
        Net increase (decrease) in
         short-term borrowings           (18,100)        4,700        (1,000)
        Proceeds from other borrowings    87,000        47,300        57,000
        Repayment of other borrowings    (82,810)      (39,000)      (46,500)
        Net increase (decrease) in
         advance payments by
         borrowers for taxes
         and insurance                       263           176           (55)
        Proceeds from exercise of
         stock options                       911            72           125
        Purchases of treasury
         common stock                     (7,185)         (997)       (2,407)
        Dividends paid                    (2,623)       (1,629)       (1,423)
                                       ---------     ---------     ---------
      Net cash provided by (used in)
        financing activities             (19,475)       12,670        13,004
                                       ---------     ---------     ---------

   Net increase (decrease) in cash
    and cash equivalents              $   23,731     $    (164)   $       19
   Cash and cash equivalents at
    beginning                              4,628         4,792         4,773
                                       ---------     ---------     ---------
   Cash and cash equivalents
    at end                            $   28,359     $   4,628    $    4,792
                                       =========     =========     =========

   Supplemental cash flow information:

   Cash paid during the year for:
      Interest on deposit accounts    $   15,085     $   7,631    $    7,457
      Interest on borrowed funds           6,257         3,056         2,374
      Income taxes                         3,037         1,877         1,630
   Loans transferred to foreclosed
    properties and properties
    subject to foreclosure                   112            -             53
   Loans transferred from held for
    sale to held for investment            2,231            -          1,150


          See accompanying notes to consolidated financial statements.

   NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations.

   FCB Financial Corp. is a Wisconsin corporation and the savings and loan holding company for Fox Cities Bank (the "Bank"). The Bank is a federally chartered savings bank and operates as a full service financial institution with a primary market area of East Central Wisconsin. The Bank emphasizes first mortgage loans secured by one- to four-family real estate located in its market area. The Bank also makes commercial, commercial real estate, five or more family residential, consumer and residential construction loans within its primary market area. The Bank, through its wholly-owned subsidiary, Fox Cities Financial Services, Inc., sells various investment products and tax deferred annuities. Fox Cities Financial Services, Inc. also holds a 50% limited partnership interest in an apartment complex located in Menasha, Wisconsin. The partnership qualifies for federal low income housing tax credits. Additionally, the Bank owns Fox Cities Investments, Inc., a Nevada corporation, which owns and manages a portfolio of investment securities, all of which are permissible investments of the Bank itself.

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

   Principles of Consolidation.

   The accompanying consolidated financial statements include the accounts of FCB Financial Corp., Fox Cities Bank, and its wholly owned subsidiaries, Fox Cities Financial Services, Inc. and Fox Cities Investments, Inc., after elimination of significant intercompany accounts and transactions.

   Cash Equivalents.

   The Corporation considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

   Investment and Mortgage-Related Securities Held to Maturity and Available for Sale.

   Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Available for sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Interest and dividends are included in interest income from securities as earned. Realized gains and losses, and declines in value judged to be other than temporary, are included in net gains and losses from sales of investment and mortgage-related securities. The cost of securities sold is based on the specific identification method.

   Fair values of many securities are estimates based on financial methods or prices paid for similar securities. It is possible interest rates could change considerably resulting in a material change in the estimated fair value.

   Federal Home Loan Bank Stock.

   The Corporation's investment in Federal Home Loan Bank ("FHLB") stock at March 31, 1998 and 1997 meets the minimum amount required, and is carried at cost which is its redeemable (fair) value since the market for this stock is limited.

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


   Mortgage Servicing Rights.

   The Corporation accounts for mortgage servicing rights under Financial Accounting Standards Board (AFASB") Statement of Financial Accounting Standards (ASFAS") No. 125, "Accounting for Transfers and Servicing of Assets and Extinguishments of Liabilities," of which certain aspects were adopted on April 1, 1997. Previously, the Corporation accounted for mortgage servicing rights under SFAS No. 122, "Accounting for Mortgage Servicing Rights." The Corporation recognizes mortgage servicing rights as assets regardless of how the rights are acquired. For loans which are subsequently sold or securitized, a portion of the cost of the loans is required to be allocated to the servicing rights based on the relative fair values of the loans and the servicing rights. The Statement further requires assessment of the value of the capitalized mortgage servicing rights for impairment. The Corporation amortizes mortgage servicing rights over the period of estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified by rate in the quarter in which the underlying loans are sold.

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

   Foreclosed Properties.

   Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of the foreclosure. Subsequently, the foreclosed assets are carried at the lower of the newly established cost or fair value less estimated selling costs. Costs related to the development and improvement of property are capitalized, whereas costs related to the holding of property are expensed.

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

   Earnings Per Share.

   In February, 1997, the FASB issued SFAS No. 128, AEarnings Per Share," which became effective for the Corporation for reporting periods after December 15, 1997. Under the provisions of SFAS No. 128, primary and fully-diluted earnings per share were replaced with basic and diluted earnings per share. Basic earnings per share is arrived at by dividing net income available to common shareholders by the weighted-average number of common shares outstanding and does not include the impact of any potentially dilutive common stock equivalents. The diluted earnings per share calculation is arrived at by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options, and any other common stock equivalents. Earnings per share for prior periods have been restated in accordance with the Statement. See Note 13 for a reconciliation of basic earnings per share to diluted earnings per share.

   Future Accounting Changes.

   In June, 1997, the FASB issued SFAS No. 130, AReporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise display an amount representing total comprehensive income for the period in a financial statement, but does not require a specific format for that financial statement. This statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management, at this time, cannot determine the effect that adoption of this statement may have on the financial statements of the Corporation as comprehensive income is dependent on the amount and nature of assets and liabilities held which generate non-income changes to equity.

   In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The statement is not expected to have an effect on the financial position or operating results of the Corporation, but may require additional disclosures in the financial statements.

   Reclassifications.

   Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

   NOTE 2 - BUSINESS COMBINATION

   On May 1, 1997, the Corporation acquired OSB Financial Corp. ("OSB"), the savings and loan holding company for Oshkosh Savings Bank, F.S.B., a community oriented institution with $256.7 million in assets, $176.3 million in loans, and $162.3 million in deposits. The merger of equals added seven full service banking locations in East Central Wisconsin to the Corporation.

   The purchase price of $29.9 million was made up of 1,618,868 shares of the Corporation's common stock and an immaterial amount of cash paid in lieu of fractional shares.

   The merger was accounted for as a purchase. Accordingly, the related accounts and results of operations of OSB are included in Corporation's consolidated financial statements from the date of acquisition. Prior period results and balances have not been restated in connection with the merger. There was no goodwill recorded as a result of the transaction.

   The following presents pro-forma information as though the two corporations had combined at the beginning of each of the periods presented:

                                               Year Ended March 31,
                                      1998              1997          1996
                                           (Dollars In Thousands, Except
                                              Per Share Information)

      Revenue                         $  42,639      $  40,404    $   38,104
      Net income                      $  5,785       $   3,838    $    2,995
      Basic earnings per share        $  1.57        $    0.96    $     0.71
      Diluted earnings per share      $  1.54        $    0.95    $     0.71


   NOTE 3 - INVESTMENT SECURITIES

   The amortized cost and estimated fair value of investment securities at March 31 are as follows:

                                            Gross       Gross       Estimated
                             Amortized   Unrealized   Unrealized      Fair
                               Cost         Gains       Losses        Value
                                          (Dollars In Thousands)

      1998

   Available for Sale

   Other securities         $  2,894     $       -      $     -     $  2,894
                             =======       ========      =======     =======
   Held to Maturity

   U.S. government
    securities              $  9,999     $       90     $     -     $ 10,089
   U.S. agency securities      5,930             83           -        6,013
   Municipal securities        4,495            122           -        4,617
                             -------       --------      -------     -------
   Totals                   $ 20,424     $      295     $     -     $ 20,719
                             =======       ========      =======     =======

        1997

   Held to Maturity

   U.S. government
    securities              $  2,996     $       -      $      7    $  2,989
   U.S. agency securities      5,999             -            35       5,964
                             -------        -------      -------     -------
   Totals                   $  8,995     $       -      $     42    $  8,953
                             =======        =======      =======     =======

   There were no sales of investment securities during the years ended March 31, 1998, 1997, and 1996.

   The amortized cost and estimated fair value of all investment securities at March 31, 1998, by contractual maturity, are shown below:



                               Available for Sale        Held to Maturity
                                          Estimated                 Estimated
                             Amortized      Fair    Amortized         Fair
                               Cost         Value     Cost            Value
                                         (Dollars In Thousands)

   Due in one year or less  $    896     $      896     $  5,480    $  5,501
      Due after one year
       through five years      1,998          1,998       12,666      12,866
      Due after five years
       through ten years          -              -         2,278       2,352
                             -------        -------     --------     -------
      Totals                $  2,894     $    2,894     $ 20,424    $ 20,719
                             =======        =======     ========     =======


   NOTE 4 - MORTGAGE-RELATED SECURITIES

   The amortized cost and estimated fair value of mortgage-related securities at March 31 are as follows:

                                            Gross       Gross       Estimated
                             Amortized   Unrealized   Unrealized      Fair
                               Cost         Gains       Losses        Value
                                          (Dollars In Thousands)

        1998

   Available for Sale:

   Government National
    Mortgage Association
    Certificates            $  2,141     $       51     $     -     $  2,192
   Collateralized Mortgage
    Obligations                8,650            343          136       8,857
   Federal Home Loan
    Mortgage Corporation
    Certificates               1,611             65           -        1,676
   Federal National
    Mortgage Association
    Certificates              20,716            436            7      21,145
                            --------       --------     --------     -------
   Totals                   $ 33,118     $      895     $    143    $ 33,870
                            ========       ========     ========     =======

   Held to Maturity:

   Government National
   Mortgage Association
    Certificates            $  1,091     $       33     $     -     $  1,124
   Collateralized Mortgage
    Obligations               14,993            124           -       15,117
   Federal Home Loan
    Mortgage Corporation
    Certificates               3,894             87           -        3,981
   Federal National
    Mortgage Association
    Certificates               5,776            126           -        5,902
                             -------        -------      -------     -------
   Totals                   $ 25,754     $      370     $     -     $ 26,124
                             =======        =======      =======     =======

        1997
   Available for Sale:

   Government National
    Mortgage Association
    Certificates            $  2,506     $       28     $      4    $  2,530
   Collateralized Mortgage
    Obligations                3,984             -           151       3,833
                            --------       --------     --------     -------
   Totals                   $  6,490     $       28     $    155    $  6,363
                            ========       ========     ========     =======

   Held to Maturity:

   Government National
    Mortgage Association
    Certificates            $  1,393     $       24     $     -     $  1,417
   Collateralized Mortgage
    Obligations               10,546             22            7      10,561
   Federal Home Loan
    Mortgage Corporation
    Certificates               2,286             22            6       2,302
   Federal National
    Mortgage Association
    Certificates               2,306             27           -        2,333
                            --------       --------     --------     -------
   Totals                   $ 16,531     $       95     $     13    $ 16,613
                            ========       ========     ========     =======

   Sales of mortgage-related securities resulted in total proceeds of $3,470,000 and gross realized gains of $99,000 during the year ended March 31, 1998. There were no sales of mortgage-related securities during the years ended March 31, 1997 and 1996.

   Expected maturities for mortgage-related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


   NOTE 5 - LOANS RECEIVABLE

   Details of loans receivable at March 31 follow:

                                            1998               1997
                                            (Dollars In Thousands)

      First mortgage loans:
        One- to four-family residential   $   214,353      $ 132,985
        Five or more family residential        14,230         12,379
        Commercial                             64,451         34,183
        Construction                           18,938         13,885
                                             --------       --------
        Total first mortgage loans            311,972        193,432
                                             --------       --------
      Consumer loans:
        Home improvement and home equity       36,303         18,540
        Auto and recreational vehicles         19,496         15,635
        Educational                             4,197          1,186
        Other                                   1,530            649
                                             --------       --------
        Total consumer loans                   61,526         36,010
                                             --------       --------
      Commercial loans                          7,622             -
                                             --------       --------
        Subtotals                             381,120        229,442
                                             --------       --------
      Less:
        Undisbursed loan proceeds               5,930          5,791
        Unearned interest and loan fees           298            318
        Unamortized unrealized loss               391            432
        Allowance for loan losses               3,567          1,405
                                             --------       --------
        Subtotals                              10,186          7,946
                                             --------       --------
      Totals                              $   370,934      $ 221,496
                                             ========       ========


   A summary of the activity in the allowance for loan losses is as follows:


                                      Year Ended March 31,
                                    1998       1997       1996
                                     (Dollars In Thousands)

      Balance at beginning      $  1,405    $ 1,075     $  875
      Provisions                     950        350        200
      Charge-offs                   (224)       (20)        -
      Recoveries                      17         -          -
      Allowance acquired through
       acquisition                 1,419         -          -
                                 -------   --------    -------
      Balance at end            $  3,567    $ 1,405     $1,075
                                 =======   ========    =======

   Nonperforming loans, which include loans on which the accrual of interest has been discontinued, totaled $1,225,000 and $404,000 at March 31, 1998 and 1997, respectively. The Bank did not have any troubled debt restructurings at March 31, 1998 or 1997. The Bank did not have any material impaired commercial loans during fiscal years 1998 and 1997, and had no impaired commercial loans at March 31, 1998 and 1997.

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


   NOTE 6 - LOAN SERVICING

   Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at March 31 are summarized as follows:

                                      1998            1997          1996
                                            (Dollars In Thousands)
   Mortgage loan portfolios serviced
    for:
      Federal Home Loan Mortgage
       Corporation                $169,884        $120,971      $116,275
      Federal National Mortgage
       Association                  62,787              -             -
      Other investors                9,820           6,363         5,094
                                   -------         -------       -------
   Totals                         $242,491        $127,334      $121,369
                                   =======         =======       =======


   Custodial escrow balances maintained in connection with the foregoing loan servicing were $5,028,000 and $1,532,000 at March 31, 1998 and 1997, respectively.

   Mortgage servicing rights are required to be recognized as a separate asset and amortized over the estimated period that servicing income is recognized. An analysis of changes in mortgage servicing rights for 1998 and 1997 is as follows:

                                      1998            1997
                                    (Dollars In Thousands)

      Balance at beginning         $   194         $    -
        Capitalized amounts            579             202
        Less amortization              (33)             (8)
                                   -------         -------
      Balance at end               $   740         $   194
                                   =======         =======

   There was no impairment of mortgage servicing rights at March 31, 1998 or 1997, therefore no valuation allowance was recorded.


   NOTE 7 - OFFICE PROPERTIES AND EQUIPMENT

   Office properties and equipment at March 31 consist of the following:

                                     1998            1997
                                     (Dollars In Thousands)

      Land and land improvements    $1,737         $   997
      Buildings and building
       improvements                  7,065           4,128
      Leasehold improvements            90              68
      Furniture, fixtures, and
       equipment                     3,696           1,683
      Automobiles                       64              39
      Construction in progress         381              -
                                   -------         -------
      Subtotals                     13,033           6,915
      Less - Accumulated
       depreciation                  6,423           2,824
                                   -------         -------
      Total office properties
       and equipment               $ 6,610         $ 4,091
                                   =======         =======

   Depreciation and amortization of office properties and equipment charged to operating expenses amounted to $389,000, $261,000, and $271,000 in 1998, 1997, and 1996, respectively.

   NOTE 8 - DEPOSIT ACCOUNTS

   Deposit accounts at March 31 are summarized as follows:

                                      1998                     1997
                                            (Dollars In Thousands)
                                          Weighted                  Weighted
                                           Average                   Average
                              Amount        Rate     Amount           Rate

   NOW accounts:
      Non-interest bearing  $ 12,449            - %       $2,967         - %
      Interest bearing        17,271          1.63         9,235       1.61
   Regular savings accounts   37,864          2.73        17,593       2.73
   Money market accounts      42,451          4.59        17,588       3.98
   Certificate accounts      208,473          6.11       105,780       6.08
                             -------                     -------
   Totals                   $318,508          5.02%     $153,163       5.07%
                             =======         =====       =======      =====

   Certificate accounts include $18.3 million and $10.5 million in denominations of $100,000 or more at March 31, 1998 and 1997, respectively.

   On March 31, 1998, certificate accounts have scheduled maturity dates as follows:

                            Matures During
                            Year Ended
                            March 31,                   Amount
                                                (Dollars In Thousands)

                            1999                        $156,662
                            2000                          42,001
                            2001                           5,973
                            2002                           3,210
                            2003                             627
                                                        --------
                             Totals                     $208,473
                                                        ========

   Interest expense on deposit accounts consists of the following:

                                      Year Ended March 31,
                                1998           1997         1996
                                     (Dollars In Thousands)

   NOW and money market
    accounts                 $ 1,824     $      831     $    836
   Regular savings accounts      985            502          466
   Certificate accounts       12,154          6,297        6,326
   Advance payments by
    borrowers for taxes
    and insurance                 98             74           75
                             -------       --------     --------
      Totals                 $15,061        $ 7,704       $7,703
                             =======       ========     ========

   NOTE 9 - BORROWED FUNDS

   Borrowed funds consist of FHLB advances at March 31 and are summarized as follows:

                                      1998                     1997
                                          Weighted                  Weighted
                                           Average                   Average
                              Amount        Rate     Amount           Rate
                                             (Dollars In Thousands)

   FHLB advances maturing during
   the year ended March 31,:
      1998                     $  -             - %     $ 27,000       5.51%
      1999                    34,250          5.72         5,000       5.60
      2000                    22,300          5.65        13,000       5.60
      2001                        -             -             -          -
      2002                     1,800          6.32         1,800       6.32
      2003                    41,000          5.49            -          -
      2004                    10,000          4.98            -          -
   Open Line of Credit            -             -         18,100       5.60
                             -------                     -------
      Totals                $109,350          5.56%     $ 64,900       5.59%
                             =======                     =======

   The Corporation is required to maintain as collateral unencumbered one- to four-family mortgage loans such that the outstanding balance of FHLB advances does not exceed 60% of the book value of this collateral. The borrowings are also collateralized by the FHLB stock owned by the Corporation. The variable rate term borrowings at March 31, 1998, which are included in the above, total $16.0 million and are at interest rates tied to the one-month LIBOR index. The open line of credit interest rate is based on the FHLB's daily investment deposit rate plus 0.45%. Accrued interest payable on advances totaled $533,000 and $291,000 at March 31, 1998 and 1997, respectively.

   NOTE 10 - EMPLOYEE BENEFIT PLANS

   The Bank has a qualified defined contribution plan covering substantially all full-time employees who have completed one year of service and are at least 18 years old. Participating employees can contribute up to 15% of their compensation. The Bank may make discretionary contributions for the employees' benefit. Bank expense related to this plan was $36,000 in 1998. There was no expense under this plan in 1997 and 1996.

   The Bank has Deferred Compensation Agreements with two employees and a Separation Benefit Plan with three employees. Each of these plans are nonqualified, supplemental retirement plans. Under each plan, the individual employees have a set amount to be accrued for at age 65. The current accrued liability is determined based on the present value of this gross amount. At March 31, 1998, the maximum liability which could be paid under these agreements is $138,000. The amount charged to operations was $15,000, $26,000, and $18,000 for 1998, 1997, and 1996, respectively, under these agreements.

   The Corporation has reserved 290,950 shares of common stock to be issued under a nonqualified stock option plan for employees and directors. The compensation committee of the Board of Directors of the Corporation administers the plan. The committee determines the persons to whom awards will be granted under the plan, except for certain option grants to nonemployee directors which are automatic pursuant to the terms of the plan. Options granted under the plan may be incentive stock options ("ISO") or nonincentive stock options ("SO"), provided that only SOs may be granted to nonemployee directors. The per share exercise price of options granted under the plan may not be less than the fair market value of a share of Corporation common stock on the date of grant, subject to certain additional limitations for ISOs granted to a 10% or more shareholder. Options granted under the plan and outstanding as of March 31, 1998 have an exercise term of ten years from the grant date. The plan also authorizes the committee to grant stock appreciation rights to officers and employees of the Corporation. The plan expires September 23, 2003, and is subject to early termination at the direction of the Board of Directors of the Corporation.

   As a result of the business combination outlined in Note 2, options representing 83,112 shares of Corporation stock were assumed by the Corporation at exercise prices as originally granted, adjusted for the exchange ratio of the merger transaction. These options were origionally granted by OSB under its stock option plan. Also as a result of the merger, all outstanding options for employees of each corporation became 100% vested and excercisable on the date of the transaction.


   The following is a summary of stock option activity:

                                          Shares         Option Price
                                       Under Option        Per Share

   Outstanding at April 1, 1995          130,344         $10 - $15

      Exercised                          (12,500)              $10
                                         -------
      Outstanding at March 31, 1996      117,844         $10 - $15

      Exercised                           (7,189)              $10
                                         -------
      Outstanding at March 31, 1997      110,655         $10 - $15

      Transferred in                      83,112    $7.87 - $16.60
      Granted                             55,500   $23.75 - $27.375
      Exercised                          (54,215)   $7.87 - $16.60
                                         -------
      Outstanding at March 31, 1998      195,052    $7.87 - $27.375
                                         =======

   The options above are nonincentive stock options. Options granted after the merger are eligible to be exercised over a five-year period at 20% each year.

   The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating the fair value for options granted:

                                                              1998

      Dividend yield                                         2.75%
      Risk-free interest rate                                5.12%
      Weighted average expected life (years)                 7.5
      Expected volatility                                   30.26%
      The per share weighted average fair value
        of the options granted as of their grant
        date, using the assumptions shown above             $4.36


   No compensation cost has been recognized for the plan. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced as follows:

                                                            1998
                                                  (Dollars In Thousands,
                                                 Except Per Share Amounts)
   Net income:

      As reported                                           $5,844
                                                            ======
      Pro forma                                             $5,817
                                                            ======
   Earnings per share:

      As reported:
        Basic                                                $1.59
        Diluted                                              $1.55

      Pro forma:
        Basic                                                $1.58
        Diluted                                              $1.54


   The following is a summary of the options outstanding at March 31, 1998:

                                 Options Outstanding      Options Exercisable
                                      Weighted
                                       Average    Weighted                 Weighted
                                      Remaining   Average                  Average
        Exercise                     Contractual  Exercise                 Exercise
      Price Range           Number   Life-Years    Price        Number      Price


      7.870 - 10.000        90,005        5.3       $ 9.72       90,005     $ 9.72
     15.410 - 16.600        49,547        7.3        16.12       49,547      16.12
     23.750 - 27.375        55,500        9.2        24.14         -            -
                            ------        ---       ------      -------      -----
        Totals             195,052        6.9       $15.45      139,552     $11.99
                           =======        ===       ======      =======      =====



   The Corporation sponsors an Employee Stock Ownership Plan ("ESOP") for substantially all of its full-time employees. The ESOP originally borrowed $1,800,000 from FCB Financial Corp. and purchased 180,000 shares of Corporation common stock. The loan is payable in annual installments of $243,000 including interest at a rate of 6.5% over a ten-year amortization. In addition, pursuant to the terms of the merger discussed in Note 2, the ESOP plan of OSB was combined with the above plan. The conversion ratio was applied to the OSB ESOP shares prior to inclusion in the Corporation ESOP. As part of this transaction, the Corporation also assumed $487,000 of debt related to the former OSB ESOP. This loan is payable in quarterly installments of $29,000 including interest at the prime rate of interest over a remaining 54 month amortization from March 31, 1998. Contributions to the plan must be sufficient to service the ESOP loan. Any additional contributions are determined by the Board of
   Directors.   All dividends received by the ESOP are used to pay debt
   service. As the debt is repaid, shares are released and allocated to active employees, based on the proportion of debt service paid in the year. As shares are committed to be released, the Corporation reports ESOP expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations. ESOP shares that have not been committed to be released are not considered outstanding for purposes of computing earnings per share. The cost of the unearned shares is reported in the consolidated statement of financial condition as unearned compensation. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as ESOP expense. ESOP expense was $754,000, $415,000, and $380,000 for 1998, 1997, and 1996, respectively. Dividends received by the ESOP were $209,000, $123,000, and $103,000 in 1998, 1997, and 1996, respectively, and were used to reduce loan principal. The fair value of unearned ESOP shares at March 31, 1998 totaled $3.8 million.

   The following is a summary of ESOP shares at March 31:

                                       1998         1997
      Allocated
                                      137,980       90,461
      Committed to be released             -            -
      Unearned                        117,591       87,708
                                      -------      -------
        Totals                        255,571      178,169
                                      =======      =======

   The ESOP distributed 40,034 and 1,831 allocated shares to former employees during the years ended March 31, 1998 and 1997, respectively.


   NOTE 11 - INCOME TAXES

   The provision for income taxes consists of the following:

                                                Year Ended March 31,
                                           1998          1997           1996
                                                 (Dollars In Thousands)

      Current tax expense (credit):
        Federal                         $ 2,735       $ 1,431      $   1,532
        Low income housing credit           (70)          (70)           (70)
        State                               469           288            366
                                        -------       -------        -------
      Total current                       3,134         1,649          1,828
                                        -------       -------        -------
      Deferred tax expense (credit):
        Federal                             (91)           13           (129)
        State                               (23)            3            (32)
                                        -------       -------        -------
      Total deferred                       (114)           16           (161)
                                        -------       -------        -------
      Total provision for income taxes  $ 3,020       $ 1,665      $   1,667
                                        =======       =======        =======

   Included in the total provision for income taxes is expense of $34,000 for the year ended March 31, 1998 related to security transactions. There were no sales of securities during the years ended March 31, 1997 and 1996.

   Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Corporation's assets and liabilities. The major components of the net deferred tax asset as of March 31 are as follows:

                                         1998          1997
                                        (Dollars In Thousands)

   Deferred tax assets:
      Unrealized securities losses      $    -        $    55
      Loans held for sale                   181             6
      Allowance for loan losses           1,122           201
      Marketable securities                 406            -
      Deferred directors' fees              521           238
      Deferred loan fees                     58            71
      Other - Net                           234            82
                                        -------       -------
        Total deferred tax assets         2,522           653
                                        -------       -------
   Deferred tax liabilities:
      Unrealized securities gains          (250)           -
      Depreciation                          (35)          (32)
      FHLB stock dividends                 (161)         (118)
      Mortgage servicing rights            (290)          (76)
                                        -------       -------
        Total deferred tax liabilities     (736)         (226)
                                        -------       -------
      Net deferred tax asset            $ 1,786       $   427
                                        =======       =======


   The provision for income taxes differs from that computed at the federal statutory corporate tax rate as follows:

                                                               Year Ended March 31,
                                         1998                          1997                          1996
                                 Amount      Percent          Amount         Percent        Amount       Percent
                                                              (Dollars In Thousands)

   Income before
    provision for
    income taxes               $   8,864         100%        $ 4,105             100%      $  4,224           100%
                                ========      ======         =======          ======       ========       =======
   Tax at federal
    statutory rates            $   3,014          34%        $ 1,396              34%      $  1,436            34%
   Increase
    (decrease) in
    tax:
      State income
       taxes - Net of
       federal income
       tax benefits                  294           3%            191               5%           220             5%
      Low income
       housing credit                (70)         (1%)           (70)             (2%)          (70)           (2%)
      ESOP
       compensation                  148           2%             56               1%            47             1%
      Tax exempt interest
       exclusion                     (71)         (1%)             -               -              -             -
      Other                         (295)         (3%)            92               2%            34             1%
                                 -------      ------         -------          ------        -------       -------
   Totals                      $   3,020          34%        $ 1,665              40%       $ 1,667            39%
                                 =======      ======         =======          ======        =======       =======

   NOTE 12 - SHAREHOLDERS' EQUITY

   Under federal laws and regulations, the Bank is required to meet certain tangible, leverage, and risk-based capital requirements. Tangible equity generally consists of stockholder's equity minus certain intangible assets and investments in and advances to "nonincludable" subsidiaries. Leverage capital generally consists of tangible equity plus qualifying intangible assets. The total risk-based capital requirements presently address risk related to both recorded assets and off-balance-sheet commitments and obligations.

   The following table summarizes the Bank's capital ratios and the ratios required by federal laws and regulations at March 31, 1998:

                                                                  Total
                                   Tangible     Leverage     Risk-Based
                                     Equity      Capital        Capital

   Bank's Regulatory Percentage      11.60%       11.60%         18.88%
   Required Regulatory Percentage     2.00%        4.00%          8.00%
                                    ------       ------         ------
   Excess Regulatory Percentage       9.60%        7.60%         10.88%
                                    ======       ======         ======


                                       (Dollars In Thousands)

   Bank's Regulatory Capital        $59,392     $ 59,392        $62,959
   Required Regulatory Capital       10,237       20,474         26,674
                                   --------     --------        -------
   Excess Regulatory Capital        $49,155     $ 38,918        $36,285
                                   ========     ========        =======

   To be categorized as well capitalized under Prompt Corrective Action provisions at March 31, 1998, the Bank must maintain minimum leverage and total risk-based capital ratios of 5% and 10%, respectively.


   The following table summarizes the Bank's capital ratios and the ratios required by federal laws and regulations at March 31, 1997:

                                                                  Total
                                   Tangible     Leverage     Risk-Based
                                    Capital      Capital        Capital

   Bank's Regulatory Percentage      14.12%       14.12%         24.23%
   Required Regulatory Percentage     1.50%        3.00%          8.00%
                                    ------       ------         ------
   Excess Regulatory Percentage      12.62%       11.12%         16.23%
                                    ======       ======         ======


                                     (Dollars In Thousands)

   Bank's Regulatory Capital        $38,030     $ 38,030        $39,522
   Required Regulatory Capital        4,039        8,077         13,050
                                    -------      -------        -------
   Excess Regulatory Capital        $33,991     $ 29,953        $26,472
                                    =======      =======        =======

   The Bank has been rated by the OTS as a Tier 1 institution which is defined as "an association that has capital immediately prior to and on a pro forma basis after giving effect to a proposed capital distribution that is equal to or greater than the amount of its fully phased-in capital requirement." It is management's opinion, as of March 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject, and there were no conditions or events since the OTS's rating which would have changed the Bank's rating.

   The capital distribution regulations allow a Tier 1 association to make capital distributions during a calendar year up to 100% of its net income to date plus the amount that would reduce by one half its surplus capital ratio at the beginning of the calendar year. Any distributions in excess of that amount requires prior OTS notice, with the opportunity for OTS to object to the distribution.

   NOTE 13 - EARNINGS PER SHARE

   The following table reflects a reconciliation, for the years ended March 31, of basic earnings per share and diluted earnings per share:

                                             Years ended March 31,
                                       1998         1997           1996
                                      (Dollars In Thousands, Except Share
                                            and Per-Share Amounts)

   Basic EPS:
      Income available to common
        shareholders                $ 5,844     $  2,440        $ 2,557
      Average common shares
        outstanding               3,679,692    2,357,465      2,482,369

   Earnings per share - basic       $  1.59     $   1.03        $  1.03
                                   ========    =========       ========
   Diluted EPS:
      Income available to
        common shareholders         $ 5,844     $  2,440        $ 2,557
      Average common shares
        outstanding               3,679,692    2,357,465      2,482,369
      Effect of options - net        83,826       51,991         49,872
                                   --------     --------       --------
      Average common shares
        outstanding - diluted     3,763,518    2,409,456      2,532,241

   Earnings per share - diluted     $  1.55     $   1.01        $  1.01
                                   ========     ========       ========

   NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

   Financial instruments whose contract amounts represent credit risk at March 31 are as follows:

                                          1998                 1997
                                           (Dollars In Thousands)
   Commitments to extend credit:
   Fixed rate (6.125% - 9.50% at
    March 31, 1998 and 6.50% - 8.375%
    at March 31, 1997)                  $ 16,359             $ 6,145
   Adjustable rate (6.125% - 9.75%
    at March 31, 1998 and 6.75% -
    8.75% at March 31, 1997)               4,883               3,234
                                         -------             -------
   Total outstanding commitments        $ 21,242             $ 9,379
                                         =======             =======
   Unused lines of credit               $  7,838             $ 2,270
                                         =======             =======

   Commitments to sell loans            $ 21,411             $ 3,247
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

   NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

      Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected prepayment experience, current economic conditions, risk characteristics of various financial instruments, and
      other factors.   These estimates are subjective in nature and involve
      uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include office properties and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

   The carrying value and estimated fair value of financial instruments at March 31 are as follows:

                                            1998                        1997
                                   Carrying    Estimated       Carrying      Estimated
                                     Amount   Fair Value         Amount      Fair Value
                                                   (Dollars In Thousands)

   Financial assets:
    Cash and cash equivalents       $28,359     $ 28,359       $  4,628      $  4,628
    Securities                       82,942       83,607         31,889        31,929
    Federal Home Loan Bank stock      6,028        6,028          3,245         3,245
    Total loans - Net               387,626      392,565        224,766       225,561
    Mortgage servicing rights           740          740            194           239
                                   --------     --------       --------      --------
   Total financial assets          $505,695     $511,299       $264,722      $265,602
                                   ========     ========       ========      ========
   Financial liabilities:
    Deposit accounts               $318,508     $318,689       $153,163      $153,668
    Borrowed funds                  109,350      107,225         64,900        64,526
                                   --------     --------       --------      --------
   Total financial liabilities     $427,858     $425,914       $218,063      $218,194
                                   ========     ========       ========      ========


   NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

                        STATEMENTS OF FINANCIAL CONDITION
                             March 31, 1998 and 1997
                             (Dollars In Thousands)


      ASSETS
                                                 1998              1997

      Cash                                   $  3,128           $   778
      Investment securities held to maturity    4,495                -
      Mortgage-related securities
       available for sale                       3,847             3,833
      Investment in subsidiary                 61,025            38,654
      Other assets                              3,232             4,652
                                             --------           -------
      TOTAL ASSETS                           $ 75,727           $47,917
                                             ========           =======

      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                 1998              1997

      Other liabilities                      $    811           $   485
      Total shareholders' equity               74,916            47,432
                                             --------           -------
      TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                  $ 75,727           $47,917
                                             ========           =======



                              STATEMENTS OF INCOME
                   Years Ended March 31, 1998, 1997, and 1996
                             (Dollars In Thousands)

                                           1998        1997            1996

   Interest and dividend income $ 10,672 $ 2,222 $ 2,154 Equity in undistributed net income
       of subsidiary                     (4,686)          471           729
   Other income                               4            -             -
                                       --------      --------      --------
   Total income                           5,990         2,693         2,883
   Other expense                            146           124           155
                                       --------      --------      --------
   Income before provision for
      income taxes                        5,844         2,569         2,728
   Provision for income taxes                -            129           171
                                       --------      --------      --------
   Net income                        $    5,844     $   2,440     $   2,557
                                       ========      ========      ========


                            STATEMENTS OF CASH FLOWS
                   Years Ended March 31, 1998, 1997, and 1996
                              (Dollars In Thousands)

                                         1998          1997          1996

   Cash flows from operating
    activities:
   Net income                        $    5,844     $   2,440     $   2,557
                                        -------       -------       -------
      Adjustments to reconcile net
       income to net cash provided by
       operating activities:
        Equity in net income of
         subsidiary                      (5,071)       (2,176)       (2,229)
        Increase in other assets            (42)           (8)         (266)
        Increase (decrease) in other
         liabilities                       (199)         (100)           78
                                        -------       -------      --------
      Total adjustments                  (5,312)       (2,284)       (2,517)
                                        -------       -------      --------
   Net cash provided by operating
    activities                              532           156            40
                                        -------       -------      --------
   Cash flows from investing
    activities:
        Proceeds from maturities of
         investment securities held to
         maturity                             -            -          2,000
        Purchases of investment
         securities held to maturity     (4,481)           -             -
        Dividend received from
         subsidiary                       9,757         1,705         1,500
        Net decrease (increase) in
         note receivable                  1,747         1,326          (258)
        Net cash received in
         acquisition                      4,015            -             -
                                        -------       -------      --------
   Net cash provided by investing
    activities                           11,038         3,031         3,242
                                        -------       -------      --------
   Cash flows from financing activities:
        Purchases of treasury common
         stock                           (7,185)         (997)       (2,407)
        Proceeds from exercise of
         stock options                      911            72           125
        Dividends paid                   (2,946)       (1,629)       (1,423)
                                        -------       -------      --------
   Net cash used in financing
    activities                           (9,220)       (2,554)       (3,705)
                                        -------       -------      --------
   Net increase (decrease) in cash        2,350           633          (423)
   Cash at beginning                        778           145           568
                                        -------       -------      --------
   Cash at end                       $    3,128     $     778     $     145
                                        =======       =======      ========

                          INDEPENDENT AUDITOR'S REPORT


   Board of Directors and Shareholders
   FCB Financial Corp.
   Neenah, Wisconsin


   We have audited the accompanying consolidated statements of financial condition of FCB Financial Corp. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of FCB Financial Corp. and Subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



       /s/ Wipfli Ullrich Bertelson LLP


   April 17, 1998
   Green Bay, Wisconsin

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


   /s/ James J. Rothenbach
   James J. Rothenbach
   President and Chief Executive Officer


   /s/ Phillip J. Schoofs
   Phillip J. Schoofs
   Vice President
   Treasurer and Chief Financial Officer

                               FCB FINANCIAL CORP.
                         QUARTERLY FINANCIAL INFORMATION
                                   (Unaudited)

      FISCAL YEAR 1998
                                 FIRST       SECOND     THIRD    FOURTH
                          (Dollars In Thousands, Except Per Share Amounts)

   Interest and dividend
    income                      $8,376      $9,870    $9,883     $9,810
   Interest expense              4,696       5,686     5,475      5,435
                               -------     -------   -------    -------
   Net interest income           3,680       4,184     4,408      4,375
   Provision for loan losses       500         150       150        150
                               -------     -------   -------    -------
   Net interest income after
     provision for loan losses   3,180       4,034     4,258      4,225
   Net gain on sale of loans       140         195       188        412
   Other noninterest income        493         523       514        545
   Operating expenses            2,789       2,335     2,307      2,412
                               -------     -------   -------    -------
   Income before provision for
     income taxes                1,024       2,417     2,653      2,770
   Provision for income taxes      333         727       935      1,025
                               -------     -------   -------    -------
   Net income                     $691      $1,690    $1,718     $1,745
                               =======     =======   =======    =======
   Basic earnings per share      $0.21       $0.45     $0.46      $0.47
                               -------     -------   -------    -------
   Diluted earnings per share    $0.20       $0.44     $0.45      $0.46
                               -------     -------   -------    -------
   Dividends declared
    per share                    $0.18       $0.20     $0.20      $0.20
                               -------     -------   -------    -------
   Per share stock price
    ranges:
     High                       $25.50      $28.00    $30.25     $34.00
     Low                        $20.00      $24.75    $26.50     $28.00
     Close                      $25.25      $27.00    $29.50     $32.00


   FISCAL YEAR 1997
                               FIRST         SECOND     THIRD     FOURTH
                           (Dollars In Thousands, Except Per Share Amounts)

   Interest and dividend
    income                      $4,852      $4,986    $5,081     $5,046
   Interest expense              2,617       2,715     2,753      2,742
                               -------     -------   -------    -------
   Net interest income           2,235       2,271     2,328      2,304
   Provision for loan
    losses                          50          50       100        150
                               -------     -------   -------    -------
   Net interest income after
     provision for loan losses   2,185       2,221     2,228      2,154
   Net gain on sale of loans         5         119       146         18
   Other noninterest income        170         172       179        178
   Operating expenses            1,122       2,157     1,215      1,176
                               -------     -------   -------    -------
   Income before provision for
     income taxes                1,238         355     1,338      1,174
   Provision for income taxes      481         136       589        459
                               -------     -------   -------    -------
   Net income                     $757        $219      $749       $715
                               =======     =======   =======    =======
   Basic earnings per share      $0.32       $0.09     $0.32      $0.30
                               -------     -------   -------    -------
   Diluted earnings per share    $0.31       $0.09     $0.31      $0.30
                               -------     -------   -------    -------
   Dividends declared per
    share                        $0.18       $0.18     $0.18      $0.18
                               -------     -------   -------    -------
   Per share stock price
    ranges:
     High                       $18.25      $17.75    $19.50     $23.50
     Low                        $17.50      $17.00    $17.25     $18.50
     Close                      $17.50      $17.25    $18.50     $22.00

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.
                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

      Pursuant to Instruction G, the information required by this Item with respect to directors is hereby incorporated herein by reference from the information contained under the section captioned "Election of Directors" set forth in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Shareholders ("Proxy Statement"). Information concerning the executive officers of the Corporation is included under separate caption in Part I of this document.

   Item 11.  Executive Compensation

      Pursuant to Instruction G, the information required by this Item is hereby incorporated herein by reference from the information contained under the sections captioned "Board of Directors - Director Compensation" and "Executive Compensation" set forth in the Proxy Statement; provided, however, that the section captioned "Executive Compensation - Report of Executive Compensation" shall not be deemed to be incorporated herein by reference.

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


                                  PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a)(1)   Financial Statements.

            The Consolidated Financial Statements and Auditor's Report listed below are included in Part II, Item 8 hereof and incorporated herein by reference.

            1.    Independent Auditor's Report.

            2. Consolidated Statements of Financial Condition at March 31, 1998 and 1997.

            3. Consolidated Statements of Income for the Years Ended March 31, 1998, 1997 and 1996.

            4. Consolidated Statements of Shareholders' Equity for the Years Ended March 31, 1998, 1997 and 1996.

            5. Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996.

            6.    Notes to Consolidated Financial Statements.

            (a)(2)  Financial Statement Schedules

            All schedules are omitted because they are not required or are not applicable or the required information is included in the Corporation's Consolidated Financial Statements.

            (a)(3) Exhibits

            See Exhibit Index

            (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Corporation during the last quarter of the 1998 fiscal year.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FCB FINANCIAL CORP.

   Date:  June 12, 1998

                                       By: /s/ James J. Rothenbach
                                          James J. Rothenbach
                                          President, Chief Executive Officer
                                          and Director (Principal Executive
                                          Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ James J. Rothenbach
    James J. Rothenbach
    President, Chief Executive
    Officer and Director
    (Principal Executive Officer)

   Date:  June 12, 1998


   /s/ Donald D. Parker           /s/ Richard A. Bergstrom
   Donald D. Parker              Richard A. Bergstrom
   Chairman of the Board and     Director
   Director

   Date:  June 12, 1998          Date:  June 12, 1998


   /s/ Phillip J. Schoofs        /s/ Dr. Edwin L. Downing
   Phillip J. Schoofs            Dr. Edwin L. Downing
   Vice President, Treasurer     Director
   and Chief Financial Officer
   (Principal Financial and
   Accounting Officer)

   Date:  June 12, 1998          Date: June 12, 1998


   /s/ Walter H. Drew            /s/ Thomas C. Butterbrodt
   Walter H. Drew                Thomas C. Butterbrodt
   Director                      Director

   Date:  June 12, 1998          Date:  June 12, 1998


   /s/ David L. Erdmann          /s/ Ronald L. Tenpas
   David L. Erdmann              Ronald L. Tenpas
   Director                      Director

   Date:  June 12, 1998          Date:  June 12, 1998



   /s/ William A. Raaths         /s/ William J. Schmidt
   William A. Raaths             William J. Schmidt
   Director                      Director

   Date:  June 12, 1998          Date:  June 12, 1998


   /s/ David L. Geurden          /s/ David L. Omachinski
   David L. Geurden              David L. Omachinski
   Director                      Director

   Date:  June 12, 1998          Date:  June 12, 1998

                                  EXHIBIT INDEX

   Exhibit No.                   Exhibit

      2.1         Agreement and Plan of Merger between FCB Financial Corp.
                  and OSB Financial Corp., dated November 13, 1996 (incorporated herein by reference to Exhibit 2.1 of Registrant's Form S-4 Registration Statement, Registration No. 333-23177)

       3.1        Articles of Incorporation of FCB Financial Corp.
                  (incorporated herein by reference to Exhibit 3.1 of Registrant's Form S-1 Registration Statement, Registration No. 33-63204)

       3.2 Bylaws of FCB Financial Corp. (incorporated herein by reference to Exhibit 3.2 of Registrant's Form S-1 Registration Statement, Registration No. 33-63204)

      10.1 FCB Financial Corp. 1993 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.1 of Registrant's Form S-8 Registration Statement, Registration No. 33-82584)*

      10.2 OSB Financial Corp. 1992 Stock and Incentive Plan (incorporated by reference under File No. 0-20335 to Exhibit A of OSB Financial Corp.'s Definitive Proxy Statement for the First Annual Meeting of Stockholders held on April 22, 1993; filed on March 23, 1993)*

      10.3 Amendment to OSB Financial Corp. 1992 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit
                  4.2 of Registrant's Form S-8 Registration Statement, Registration No. 333-27135)*

      10.4 FCB Financial Corp. Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.3 of Registrant's Form S-1 Registration Statement, Registration No. 33-63204)*

      10.5        Fox Cities Bank Management Bonus  Plan*

      10.6 Deferred Compensation Agreement between Fox Cities Bank and Donald D. Parker (incorporated herein by reference to Exhibit 10.5 of Registrant's Form S-1 Registration Statement, Registration no. 33-63204)*

      10.7 Deferred Compensation Agreement between Fox Cities Bank, and Harold L. Hermansen (incorporated herein by reference to Exhibit 10.6 of Registrant's Form S-1 Registration Statement, Registration No. 33-63204)*

      10.8 Employment Agreement with Donald D. Parker, dated May 1, 1997 (incorporated herein by reference under File No. 0-022066 to Exhibit 2.2 of Registrant's Current Report on Form 8-K, dated May 1, 1997)*

      10.9        Amended and Restated Employment Agreement with James J.
                  Rothenbach, dated May 1, 1998*

      10.10 Employment Agreement with Phillip J. Schoofs, dated May 1, 1997 (incorporated herein by reference under File No. 0-022066 to Exhibit 2.4 of Registrant's Current Report on Form 8-K, dated May 1, 1997)*

      10.11 Employment Agreement with Theodore W. Hoff, dated May 1, 1997 (incorporated herein by reference under File No. 0-022066 to Exhibit 2.5 of Registrant's Current Report on Form 8-K, dated May 1, 1997)*

      10.12 Employment Agreement with Harold L. Hermansen, dated May 1, 1997 (incorporated herein by reference under File No. 0-022066 to Exhibit 2.6 of Registrant's Current Report on Form 8-K, dated May 1, 1997)*

      10.13 Amended and Restated Employment Agreement with James J. Goetz, dated May 1, 1998.*

      10.14 Unfunded Deferred Compensation Plan for the Directors of Fox Cities Bank, (incorporated herein by reference under File No. 0-22066 to Exhibit 10.12 of Registrant's Annual Report on Form 10-K for the fiscal year ended March 31,
                  1994)*

      11          Statement re: Computation of Per Share Earnings

      21 Subsidiaries of the Registrant (incorporated herein by reference under File No. 0-22066 to Exhibit 21 of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997)

      23          Consent of Wipfli Ullrich Bertelson LLP

      27.1        Financial Data Schedule at and for the year ended March 31,
                  1998

      27.2 Restated Financial Data Schedule at and for the year ended March 31, 1997

      27.3 Restated Financial Data Schedule at and for the year ended March 31, 1996

   *  A management contract or compensatory plan or arrangement.


   Fox Cities Bank, a wholly-owned subsidiary of the Registrant, is the obligor under several long-term loan agreements with the Federal Home Loan Bank of Chicago. The loan agreements are not being filed with this Annual Report on Form 10-K in reliance upon Item 601(b)(4)(iii) of Regulation S-K. Copies of these documents will be furnished to the Securities and Exchange Commission upon request.