Form 10-Q
period 1998-06-30
FCB FINANCIAL CORP
filed 1998-08-13
CIK 906195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission File Number:  0-2206

                               FCB FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Wisconsin                                      39-1760287
   (State or other jurisdiction of incorporation   (IRS Employer Identification
   or organization)                                             No.)

     420 South Koeller Street, Oshkosh, WI               54902
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

                          Yes     X         No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class:  Common Stock, $.01 Par Value

          Number of shares outstanding as of June 30, 1998:   3,857,280

                              FCB FINANCIAL CORP.

                               INDEX -- FORM 10-Q


   Part I--Financial Information                                     Page No.


   Item 1--Financial Statements (Unaudited)

        Consolidated Statements of Financial Condition as of June 30,
         1998 and March 31, 1998                                            1

        Consolidated Statements of Income for the Three Months Ended
         June 30, 1998 and 1997                                             3

        Consolidated Statements of Shareholders' Equity for the
         Three Months Ended June 30, 1998 and 1997                          4

        Consolidated Statements of Cash Flows for the Three Months
         Ended June 30, 1998 and 1997                                       5

        Notes to Consolidated Financial Statements                          7

   Item 2 --Management's Discussion and Analysis

        Results of Operations                                              10

        Changes in Financial Condition                                     11

        Asset Quality                                                      12

        Liquidity & Capital Resources                                      14

        Impact of Year 2000                                                15

        Special Note Regarding Forward-Looking Statements                  15

   Item 3 --Quantitative and Qualitative Disclosures About Market Risk     16

   Part II--Other Information

   Item 5 --Other Information                                              16

   Item 6 --Exhibits and Reports on Form 8-K                               16

                      Part I - Financial Information

   Item 1--Financial Statements

                   FCB FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     June 30, 1998 and March 31, 1998
                               (Unaudited)



                                  ASSETS





                                               June 30       March 31
                                                 1998          1998
                                                  (In thousands)

   Cash and cash equivalents                $     37,174  $    28,359
   Investment securities available for
    sale, at fair value                            4,880        2,894
   Investment securities held to maturity
    (estimated fair value of $30,918
    and $20,719 at June 30, 1998 and
    March 31, 1998, respectively)                 30,640       20,424
   Mortgage-related securities available
    for sale, at fair value                       33,251       33,870
   Mortgage-related securities held to
    maturity (estimated fair value of
    $19,873 and $26,124 at June 30, 1998
    and March 31, 1998, respectively)             19,618       25,754
   Investment in Federal Home Loan Bank
    stock, at cost                                 5,468        6,028
   Loans held for sale                            12,932       16,692
   Loans receivable - Net                        358,514      370,934
   Office properties and equipment                 6,753        6,610
   Other assets                                    6,286        6,207
                                                 -------     --------

   TOTAL ASSETS                             $    515,516  $   517,772
                                                 =======     ========


   See accompanying notes to the unaudited consolidated financial statements.

                   FCB FINANCIAL CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     June 30, 1998 and March 31, 1998
                               (Unaudited)



                   LIABILITIES AND SHAREHOLDERS' EQUITY





                                               June 30      March 31
                                                 1998         1998
                                                   (In thousands)
   Liabilities:
     Deposit accounts                       $   320,779  $    318,508
     Borrowed funds                             103,850       109,350
     Advance payments by borrowers for
      taxes and insurance                         6,706         4,644
     Other liabilities                            8,811        10,354
                                               --------      --------
     Total liabilities                          440,146       442,856
                                               --------      --------
   Commitments and contingencies

   Shareholders' Equity:
     Common stock - $.01 par value                   45            45
     Additional paid-in capital                  59,978        59,638
     Retained earnings - Substantially
      restricted                                 29,939        29,211
     Accumulated other comprehensive income,
      unrealized gain on securities
      available for sale - Net of tax               335           502
     Unearned compensation - ESOP                  (954)       (1,036)
     Treasury common stock, at cost             (13,973)      (13,444)
                                               --------     ---------
     Total shareholders' equity                  75,370        74,916
                                               --------     ---------
   TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                  $   515,516  $    517,772
                                               ========     =========


   See accompanying notes to the unaudited consolidated financial statements.

                 FCB FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
              Three Months Ended June 30, 1998 and 1997
                             (Unaudited)

                                             Three Months Ended
                                                   June 30
                                               1998        1997
                                         (In thousands except per
                                              share numbers)
   Interest and dividend income:
     Mortgage loans                       $     5,681  $    5,537
     Other loans                                2,042       1,456
     Investment securities                        431         392
     Mortgage-related securities                  974         887
     Dividends on stock in Federal Home
      Loan Bank                                    93          87
     Interest-bearing deposits                    427          17
                                             --------    --------
        Total interest and dividend
         income                                 9,648       8,376
                                             --------    --------
   Interest expense:
     Deposit accounts                           3,845       3,273
     Borrowed funds                             1,482       1,423
                                             --------    --------
        Total interest expense                  5,327       4,696
                                             --------    --------
   Net interest income                          4,321       3,680

   Provision for loan losses                      150         500
                                             --------    --------
   Net interest income after provision
    for loan losses                             4,171       3,180
                                             --------    --------
   Noninterest income:
     Loan fees - Net                              181         160
     Gain on sale of loans - Net                  501         140
     Gain on sale of mortgage-related
      securities available for sale                 0          99
     Deposit fees                                 235         137
     Other income                                 164          97
                                             --------    --------
        Total noninterest income                1,081         633
                                             --------    --------
   Operating expenses:
     Compensation, payroll taxes and
      other employee benefits                   1,423       1,083
     Marketing                                     88          92
     Occupancy                                    303         286
     Data processing                              122         155
     Federal insurance premiums                    50          44
     Merger-related charges                         0         827
     Other                                        462         302
                                             --------    --------
        Total operating expenses                2,448       2,789
                                             --------    ---------
   Income before provision for income
    taxes                                       2,804       1,024
   Provision for income taxes                   1,065         334
                                             --------    --------
   NET INCOME                             $     1,739  $      690
                                             ========    ========
   BASIC EARNINGS PER SHARE - See
    note 5                                $      0.46  $     0.21
                                             ========    ========
   DILUTED EARNINGS PER SHARE - See
    note 5                                $      0.45  $     0.20
                                             ========    ========
   DIVIDENDS DECLARED PER SHARE           $      0.22  $     0.18
                                             ========    ========

   See accompanying notes to the unaudited consolidated financial statements.

                                                                      Accumulated
                                            Additional                   Other          Unearned        Treasury
                                 Common      Paid-in      Retained    Comprensive     Compensation-      Common
                                  Stock      Capital      Earnings       Income           ESOP            Stock        Total

   Balance at
    March 31, 1997             $     29  $     28,911  $    26,630  $      (72)    $        (869)    $  (7,197)    $   47,432
                                                                                                                     --------
   Net income                                                  690                                                        690

   Other comprehensive income,
    change in unrealized
    gain (loss) on securities
    available for sale - Net
    of tax                                                                  87                                             87
                                                                                                                     --------
      Comprehensive Income                                                                                                777

   Cash dividends declared
    ($.18 per share)                                          (707)                                                      (707)
   Amortization of unearned
    compensation - ESOP                            108                                         74                         182
   Exercise of stock options-
     32,666 treasury common
     shares                                                   (149)                                         532           383
   Purchase of treasury
     common stock -
     40,000 shares                                                                                         (947)         (947)
   Acquisition of OSB
    Financial Corp.                  16        29,907                                       (487)                      29,436
                                 ------       -------      -------     -------          --------        -------      --------
   Balance at June 30, 1997          45        58,926       26,464          15            (1,282)        (7,612)       76,556
                                                                                                                     --------
   Net income                                                5,154                                                      5,154
   Other comprehensive
    income, change in
    unrealized gain (loss) on
    securities available
    for sale - Net of tax                                                  487                                            487
                                                                                                                     --------
      Comprehensive Income                                                                                              5,641

   Cash dividends declared
    ($.60 per share)                                        (2,239)                                                    (2,239)
   Amortization of unearned
    compensation - ESOP                           422                                        246                          668
   Exercise of stock options-
    21,549 treasury common
    shares                                        290         (168)                                        406            528
   Purchase of treasury
    common stock -
    229,806 shares                                                                                      (6,238)        (6,238)
                                 ------       -------      -------     -------          --------       -------       --------
   Balance at March 31, 1998         45        59,638       29,211         502            (1,036)      (13,444)        74,916
                                                                                                                     --------
   Net income                                                1,739                                                      1,739
   Other comprehensive
    income, change in
    unrealized gain (loss) on
    securities available for
    sale - Net of tax                                                     (167)                                          (167)
                                                                                                                      -------
      Comprehensive Income                                                                                              1,572

   Cash dividends declared
    ($.22 per share)                                          (824)                                                      (824)
   Amortization of unearned
    compensation - ESOP                           176                                         82                          258
   Exercise of stock options-
    19,308 treasury common
    shares                                        164         (187)                                        396            373
   Purchase of treasury
    common stock -
    29,108 shares                                                                                         (925)          (925)
                                 ------       -------      -------     -------           -------      --------        -------
   Balance at June 30, 1998    $     45  $     59,978  $    29,939  $      335     $        (954)    $ (13,973)    $   75,370
                                 ======       =======      =======     =======           =======      ========        =======

   See accompanying notes to the unaudited consolidated financial statements.

                   FCB FINANCIAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended June 30, 1998 and 1997
                                (Unaudited)




                                                  1998          1997
                                                    (In thousands)

   Operating activities:

     Net income                               $     1,739  $       690
                                                   ------       ------
     Adjustments to reconcile net income to
      net cash provided by operating
      activities:
        Depreciation and net amortization
         accretion                                     20           45
        Provision for loan losses                     150          500
        Gain on sale of assets                       (536)        (239)
        Loans originated for sale                 (32,512)      (7,177)
        Proceeds from loan sales                   36,773        6,250
        Changes in operating assets and
         liabilities                               (1,478)       1,477
        Unearned compensation - ESOP                  258          182
                                                  -------     --------
              Total adjustments                     2,675        1,038
                                                  -------     --------
   Net cash provided by operating
    activities                                      4,414        1,728
                                                  -------     --------
   Cash flows from investing activities:
     Purchases of investment securities
      held to maturity                            (12,183)      (1,968)
     Maturities of investment securities
      held to maturity                              2,000            0
     Purchases of investment securities
      available for sale                           (1,997)           0
     Principal repayments on mortgage-related
      securities available for sale                   381          575
     Sale of mortgage-related securities
      available for sale                                0        3,426
     Principal repayments on mortgage-related
      securities held to maturity                   6,169          500
     Redemption of Federal Home Loan Bank
      stock                                           560          175
     Purchase of Federal Home Loan Bank
      stock                                             0          (40)
     Proceeds from sale of foreclosed
      property                                        152            0
     Net (increase) decrease in loans              12,197       (1,933)
     Capital expenditures                            (245)          (3)
     Net cash received in acquisition                            3,104
                                                  -------     --------
   Net cash provided by investing
    activities                                      7,034        3,836
                                                  -------     --------
   Cash flows from financing activities:
     Net increase in deposit accounts               2,271        2,190
     Net decrease in borrowed funds                (5,500)      (6,100)
     Net increase in advance payments by
       borrowers
       for taxes and insurance                      2,062        1,894
     Proceeds from exercise of stock
      options                                         209          383
     Purchase of treasury common stock               (925)        (947)
     Dividends paid                                  (750)        (427)
                                                  -------     --------
   Net cash used in financing activities           (2,633)      (3,007)
                                                  -------     --------
   Net increase in cash and cash
    equivalents                                     8,815        2,557
   Cash and cash equivalents at beginning

    of period                                      28,359        4,628
                                                  -------     --------
   Cash and cash equivalents at end of
    period                                    $    37,174  $     7,185
                                                  =======     ========

                   FCB FINANCIAL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 Three Months Ended June 30, 1998 and 1997
                                (Unaudited)





                                                  1998         1997
                                                    (In thousands)

   Supplemental cash flow information:

     Cash paid during the period for:
        Interest on deposit accounts          $     3,973  $     3,258
        Interest on borrowed funds                  1,535        1,429
        Income taxes                                  803         (127)
     Supplemental schedule of non-cash
      investing activities:
        Loans transferred to foreclosed
         property                             $        73  $        63



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

   NOTE 2-BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three months ended June 30, 1998 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 1998 included in the Corporation's Annual Report on Form 10-K (Commission File Number 0-22066) as filed with the Securities and Exchange Commission.

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

   The Merger was accounted for as a purchase. Accordingly, the related accounts and results of operations of OSB are included in Corporation's consolidated financial statements from the date of acquisition. There was no goodwill recorded as a result of the transaction.


   NOTE 4-ACCOUNTING CHANGES

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting
   for Derivative Instruments and Hedging Activities."   This Statement
   establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Generally, for a derivative designated as a hedge, the gain or loss resulting from the ineffective portion of the hedge is reported in earnings in the period in which the change in value has occurred. The effective portion of the hedge either offsets the change in value of the item being hedged on the statement of financial condition or is reported as a component of other comprehensive income.
   For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of the change in value. The Statement amends SFAS No. 52, "Foreign Currency Translation" and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Statement also nullifies or modifies the consensuses reached on a number of issues addressed by the Emerging Issues Task Force. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early adoption is encouraged and retroactive application is prohibited. Management anticipates that adoption of this Statement will not have a material effect on the financial statements of the Corporation.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise display an amount representing total comprehensive income for the period in a financial statement, but does not require a specific format for that financial statement. This Statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Corporation adopted this Statement on April 1, 1998. As required by the Statement, the Corporation has reclassified its financial statements for earlier periods which are provided for comparative purposes.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Statement is not expected to have an effect on the financial position or operating results of the Corporation, but may require additional disclosures in the financial statements at March 31, 1999.


   NOTE 5-EARNINGS PER SHARE

   The following table reflects a reconciliation for the three months ended June 30, 1998 and 1997 of basic earnings per share and diluted earnings per share:


                                    Three Months Ended June 30,
                                      1998                1997
                        (In thousands, except share and per-share amounts)

   Basic EPS:
    Income available to common
      shareholders                 $    1,739         $      690
    Average common shares
      outstanding                   3,748,282          3,423,949

   Earnings per share - basic      $     0.46         $     0.21
                                    =========          =========
   Diluted EPS:
    Income available to common
      shareholders                 $    1,739         $      690
    Average common shares
      outstanding                   3,748,282          3,423,949
    Effect of options - net            93,614             58,858
    Average common shares
      outstanding - diluted         3,841,896          3,482,807

   Earnings per share - diluted    $     0.45         $     0.20
                                    =========          =========


   NOTE 6-STOCK REPURCHASE PROGRAMS

   On September 23, 1997, the Corporation announced an additional stock repurchase program. Under this program, the Corporation is authorized to purchase an additional 5% of its outstanding common stock, or 193,000 shares, over the twelve-month period beginning with the date of the announcement. At June 30, 1998, 22,500 shares had been repurchased. This is the sixth 5% stock repurchase programs adopted by the Corporation since it became a public company in September, 1993.

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

   Comparison of Operating Results for the Three Months Ended June 30, 1998 and 1997

   Net income was $1.7 million and $690,000 for the quarters ended June 30, 1998 and 1997, respectively. The increase in earnings for the quarter ended June 30, 1998 was primarily the result of charges related to the Merger which were recorded in the quarter ended June 30, 1997 (see Note 3 of Notes to Consolidated Financial Statements) and a decrease in the provision for loan losses in the quarter ended June 30, 1998, also related to the Merger. Net income was also enhanced by increases in net interest income and noninterest income for the quarter ended June 30, 1998. These revenue increases were primarily due to a full quarter effect of the addition of the operating results of OSB. In the quarter ended June 30, 1997, the operations of OSB were included from May 1, 1997 only, in accordance with generally accepted accounting principles.

   Net interest income increased to $4.3 million for the quarter ended June 30, 1998 from $3.7 million for the quarter ended June 30, 1997. The increase was due to growth in average earning assets to $503.9 million for the quarter ended June 30, 1998 from $429.4 million for the quarter ended June 30, 1997. The major factor contributing to this average earning asset growth was the addition of approximately $244.0 million of earning
   assets as a result of the Merger.   Complimenting the effect of the
   earning asset growth on net income was an increase in the net interest spread to 2.80% for the quarter ended June 30, 1998 from 2.65% for the comparable quarter in the prior year. The net interest margin also improved to 3.48% for the quarter ended June 30, 1998 from 3.43% for the quarter ended June 30, 1997. Interest spread and net interest margin improvements were primarily driven by a decrease in the overall cost of funds. Since the direction and magnitude of future interest rate changes are not known, it is not possible for management to estimate how such changes may impact the Corporation's results of operations in the future.

   The provision for loan losses decreased from $500,000 for the quarter ended June 30, 1997 to $150,000 for the same quarter of 1998. The decrease was primarily a result of a provision of $350,000 made in the quarter ended June 30, 1997 to equalize the loan loss allowance percentages historically maintained by the Bank and the former Oshkosh Savings Bank, F.S.B. There was no such charge in the quarter ended June 30, 1998. The remaining increase for the quarter ended June 30, 1998 was due to a change in the mix of loans post-Merger. For more information on the allowance for loan losses, see the "Asset Quality" section below.

   Noninterest income increased from $633,000 for the three months ended June 30, 1997 to $1.1 million for the quarter ended June 30, 1998. The largest component of the increase was an increase in gain on sale of loans, which escalated from $140,000 for the quarter ended June 30, 1997 to $501,000 for the same quarter of 1998. The increase was due to an increase in loan sales of $30.5 million to $36.8 million when comparing the quarter just ended to the same quarter last year. The increase in noninterest income was somewhat offset by the sale of a mortgage-related security held for sale at a gain of $99,000 in the quarter ended June 30, 1997. There was no such sale in the quarter ended June 30, 1998. The increase in noninterest income also resulted from the inclusion of a full quarter of the operating results of OSB for the quarter ended June 30, 1998, whereas the same quarter in the previous year only included OSB results from the date of the Merger.

   Operating expenses decreased to $2.4 million for the quarter ended June 30, 1998 from $2.8 million for the quarter ended June 30, 1997. Included in this amount for 1997 was a charge of $827,000 for costs related to the Merger. There were no such merger-related charges in the quarter ended June 30, 1998. Without the effect of the merger-related charges, operating expenses would actually have increased $486,000 comparing the 1997 quarter to the 1998 quarter. This increase was primarily due to including a full quarter of operating expenses relating to OSB.


   Changes in Financial Condition

   Total Assets. Total assets were $515.5 million at June 30, 1998 compared to $517.8 million at March 31, 1998. The largest components of the slight decrease in assets were reductions in net loans receivable and mortgage-related securities held to maturity, which were somewhat offset by increases in cash and cash equivalents and investment securities held to maturity.

   Cash and Cash Equivalents. Cash and cash equivalents increased from $28.4 million at March 31, 1998 to $37.2 million at June 30, 1998. The increase was the result of the receipt of proceeds from loan sales and loan principal repayments, as well as principal repayments on mortgage-related securities held to maturity. Loan and mortgage-related security principal repayments increased as customers refinanced into lower rate mortgages during the low interest rate environment experienced during 1998. Many of the mortgage loans originated by the Bank were long-term, fixed rate loans which were sold in the secondary market.

   Investment Securities.   Total investment securities increased from $23.3
   million at March 31, 1998 to $35.5 million at June 30, 1998. During the quarter, the Corporation purchased $14.2 million in U.S. Agency securities to deploy excess cash and had securities totaling $2.0 million mature.

   Mortgage-related Securities. Total mortgage-related securities decreased to $52.9 million from $59.6 million primarily as a result of principal repayments. During the quarter, long-term interest rates were at or near historic lows. During low interest rate environments, prepayments of loans which underlie the securities generally increase as refinancings occur, causing similar principal reduction on the related security.

   Net Loans Receivable. Net loans receivable totaled $358.5 million at June 30, 1998 compared to $370.9 million at March 31, 1998. The decrease is primarily attributable to loan paydowns, payoffs, and a high volume of loan sales, all of which are accelerated due to the low interest rate environment referred to above. The low interest rate environment causes borrowers to refinance existing loans at lower rates, as well as to convert adjustable-rate loans to fixed-rate. As a matter of practice, the Bank sells a large portion of its fixed-rate loans, rather than hold them in its portfolio.

   Deposit Accounts. Deposit accounts increased to $320.8 at June 30, 1998 from $318.5 million at March 31, 1998. The primary reason for the increase in deposit accounts was an advertising campaign for checking accounts.

   Borrowed Funds. Borrowed funds decreased $5.5 million to $103.9 million at June 30, 1998 from $109.4 million at March 31, 1998. The decrease resulted from the scheduled maturity of advances from the Federal Home Loan Bank of Chicago which were paid off from excess liquidity.


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

   The following table sets forth the amounts and categories of non-performing assets in the Bank's loan portfolio at the dates indicated. For all dates presented, the Bank had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at terms materially more favorable than those which would be provided to other borrowers). Foreclosed properties include assets acquired in settlement of loans.


                               At June 30,          At March 31,
                                  1998        1998      1997      1996
                                             (In thousands)
   Non-accruing loans:
     One- to four-family             $849       $941      $379      $212
     Five or more family                -          -         -         -
     Commercial real estate             -          -         -         -
     Consumer and other               179        188        25         -
     Commercial                        38         96         -         -
                                   ------     ------     -----     -----
        Total                       1,066      1,225       404       212
                                   ------     ------     -----     -----
   Foreclosed assets:
     One- to four-family               41        113         -         -
     Five or more family                -          -         -         -
     Commercial real estate             -          -         -         -
     Repossessed assets                20          -         -        22
                                   ------     ------     -----     -----

        Total                          61        113         0        22
                                   ------     ------     -----     -----
   Total non-performing
    assets                         $1,127     $1,338      $404      $234
                                   ======     ======     =====     =====
   Total non-performing
     assets as a percentage
     of total assets                 0.22%      0.26%     0.15%     0.09%
                                   ======     ======     =====     =====

   Allowance for loan losses
     to loans and foreclosed
     properties                      1.02%      0.96%     0.63%     0.51%
                                    =====      =====    ======    ======


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

   Federal regulations require that each savings institution classify its own assets on a regular basis. On the basis of management's review of its assets, at June 30, 1998, on a net basis, the Bank classified $652,000 of its assets as special mention, $799,000 as substandard, and $21,000 as doubtful. There were no loans classified as loss at June 30, 1998. As of June 30, 1998, management believes that these asset classifications were consistent with those of the Office of Thrift Supervision (the "OTS").

   During the quarter ended June 30, 1998, the Corporation added $150,000 to its allowance for loan losses. Based on management's evaluation at June 30, 1998, $150,000 in general loan loss provisions were deemed appropriate for the quarter ended June 30, 1998 and the aggregate allowance for loan losses of $3.7 million as of such date was determined to be adequate.

   The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                               Three months
                                              Ended June 30,
                                          1998              1997
                                              (In thousands)
   Allowance at beginning of
    period                                 $3,567            $1,405
   Provision for losses on loans
     and real estate owned:                   150               500
                                           ------            ------
   Charge-offs:
     Residential real estate loans            (15)                -
     Consumer loans                           (12)               (2)
     Commercial loans                           -                 -
                                           ------            ------
        Total Charge-offs                     (27)               (2)
                                           ------            ------
   Recoveries:
     Residential real estate loans              2                 -
     Consumer loans                             -                 -
     Commercial loans                           1                 -
                                           ------            ------
        Total recoveries                        3                 0
                                           ------            ------
          Net charge-offs                     (24)               (2)
                                           ------            ------
   Allowance acquired through
    acquisition:                                -             1,419
                                           ------            ------
   Allowance at end of period              $3,693            $3,322
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

   Liquidity & Capital Resources

   The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 4.0%. On June 30, 1998, the Bank's liquidity ratio, calculated in accordance with OTS requirements, was 28.4%.

   At June 30, 1998, the Bank had outstanding commitments to originate loans of $17.3 million, with varying interest rates. At June 30, 1998, the Bank had outstanding commitments to sell mortgage loans of $10.7 million, and had no commitments to purchase loans. In addition, the Bank had commitments to fund unused lines of credit of $8.7 million at June 30, 1998. Management does not believe the Bank will suffer any adverse consequences as a result of fulfilling these commitments.

   The following table summarizes the Bank's capital ratios and the ratios required by Federal laws and regulations at June 30, 1998:


                                                                 Total
                                                                 Risk-
                                    Tangible     Leverage        Based
                                     Equity       Capital       Capital
                                           (Dollars in thousands)

   Bank's regulatory percentage        11.79 %       11.79 %       19.31 %

   Required regulatory percentage       2.00          4.00          8.00
                                       -----         -----        ------
   Excess regulatory percentage         9.79 %        7.79 %       11.31 %
                                       =====         =====        ======
   Bank's regulatory capital         $60,081       $60,081       $63,774

   Required regulatory capital        10,194        20,388        26,422
                                     -------       -------       -------
   Excess regulatory capital         $49,887       $39,693       $37,352
                                     =======       =======       =======



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

   The costs of the year 2000 project and the date on which the Bank believes it will complete the year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.


   Special Note Regarding Forward-Looking Statements

   The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, interest rate trends, the general economic climate in the Corporation's market area, loan delinquency rates, regulatory treatment and unanticipated issues associated with achieving year 2000 compliance. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

   Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

        The Corporation has not experienced any material changes to its market risk position from that disclosed in the Corporation's Annual Report on Form 10-K for the year ended March 31, 1998.


   Part II - Other Information

        Item 5--Other Information

             Proposals of shareholders pursuant to Rule 14a-8 under the Securities and Exchange Act of 1934, as amended ("Rule 14a-8"), that are intended to be presented at the 1999 annual meeting must be received by the Corporation no later than February 26, 1999 to be included in the Corporation's proxy materials for that meeting. Further, a shareholder who otherwise intends to present business at the 1999 annual meeting must comply with the requirements set forth in the Corporation's By-Laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-Laws, to the Secretary of the Corporation not less than 60 days and not more than 90 days prior to the fourth Monday in the month of July. Under the By-Laws for purposes of the 1999 annual meeting of shareholders, if the Corporation does not receive notice of a shareholder proposal submitted otherwise than pursuant Rule 14a-8 on or prior to May 27, 1999, then the notice will be considered untimely and the Corporation will not be required to present such proposal at the 1999 annual meeting. If the Board of Directors nontheless chooses to present such proposal at the 1999 annual meeting, then the persons named in proxies solicited by the Board of Directors for the 1999 annual meeting may exercise discretionary voting power with respect to such proposal.

        Item 6--Exhibits and Reports on Form 8-K

             (a)  Exhibits

                  10.1 FCB Financial Corp. 1998 Incentive Stock Plan

                  27.1 Financial Data Schedule at and for the period
                       ended June 30, 1998 (EDGAR version only)

                  27.2 Restated Financial Data Schedule at and for the period ended June 30, 1997 (EDGAR version only)

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended
             June 30, 1998.

                                   SIGNATURES




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FCB FINANCIAL CORP.



   Date: August 11, 1998             By: /s/ James J. Rothenbach
                                       James J. Rothenbach
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


   Date: August 11, 1998             By: /s/ Phillip J. Schoofs
                                       Phillip J. Schoofs
                                       Vice President, Treasurer and Chief
                                       Financial Officer (Principal
                                       Financial and Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.    Exhibit

   10.1           FCB Financial Corp. 1998 Incentive Stock Plan

   27.1 Financial Data Schedule at and for the period ended June 30, 1998 (EDGAR version only)

   27.2 Restated Financial Data Schedule at and for the period ended June 30, 1997 (EDGAR version only)