Form 10-Q
period 1998-09-30
FCB FINANCIAL CORP
filed 1998-11-12
CIK 906195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                                 (920) 303-4900
              (Registrant's telephone number, including area code)


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

                       Class: Common Stock, $.01 Par Value

        Number of shares outstanding as of September 30, 1998: 3,834,180

                               FCB FINANCIAL CORP.

                               INDEX -- FORM 10-Q


Part I--Financial Information                                           Page No.


Item 1--Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition
         as of September 30, 1998 and March 31, 1998                          1

         Consolidated Statements of Income for the Three
         Months Ended September 30, 1998 and 1997                             3

         Consolidated Statements of Income for the Six
         Months Ended September 30, 1998 and 1997                             4

         Consolidated Statements of Shareholders'
         Equity for the Six Months Ended September
         30, 1998 and 1997                                                    5

         Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 1998 and 1997                         6

         Notes to Consolidated Financial Statements                           8

Item 2 --Management's Discussion and Analysis

         Results of Operations                                                11

         Changes in Financial Condition                                       12

         Asset Quality                                                        13

         Liquidity & Capital Resources                                        15

         Impact of Year 2000                                                  16

         Special Note Regarding Forward-Looking
         Statements                                                           17

Item 3--Quantitative and Qualitative Disclosures
        About Market Risk                                                     17


Part II--Other Information

Item 4 --Submission of Matters to a Vote of
         Security Holders                                                     17

Item 6 --Exhibits and Reports on Form 8-K                                     18

                         Part 1 - Financial Information

Item 1 - Financial Statements


                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITIONS
                     September 30, 1998 and March 31, 1998
                                  (Unaudited)


                                     ASSETS


                                              September 30        March 31
                                                  1998              1998
                                              ------------        --------
                                                     (In thousands)

Cash and cash equivalents                      $  55,185        $  28,359
Investment securities available
  for sale, at fair value                          4,903            2,894
Investment securities held to
  maturity (estimated fair value of
  $37,162 and $20,719 at September
  30, 1998 and March 31, 1998,
  respectively)                                   36,767           20,424
Mortgage-related securities
  available for sale, at fair value               31,639           33,870
Mortgage-related  securities  held
  to maturity  (estimated fair value
  of $17,901 and $26,124 at September
  30, 1998 and March 31, 1998,
  respectively)                                   17,633           25,754
Investment in Federal Home Loan Bank
  stock, at cost                                   5,918            6,028
Loans held for sale                                9,136           16,692
Loans receivable - Net                           360,410          370,934
Office properties and equipment                    6,902            6,610
Other assets                                       6,435            6,207
                                               ---------         --------






TOTAL ASSETS                                 $   534,928        $ 517,772
                                             ===========      ===========

See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      September 30, 1998 and March 31, 1998
                                   (Unaudited)



                      LIABILITIES AND SHAREHOLDERS' EQUITY





                                             September 30        March 31
                                                1998              1998
                                             ------------        --------
                                                  (In thousands)
Liabilities:
      Deposit accounts                        $ 322,652        $   318,508
      Borrowed funds                            118,350            109,350
      Advance payments by borrowers
       for taxes and insurance                    9,171              4,644
      Other liabilities                           8,919             10,354
                                              ---------          ---------


      Total liabilities                         459,092            442,856
                                              ---------          ---------

Commitments and contingencies

Shareholders' Equity:
      Common stock - $.01 par value                  45                 45
      Additional paid-in capital                 60,127             59,638
      Retained earnings -
        Substantially restricted                 30,786             29,211
      Accumulated other comprehensive
        income, unrealized gain on
        securities available for sale
        - Net of tax                                418                502
      Unearned compensation - ESOP                 (868)            (1,036)
      Treasury common stock, at cost            (14,672)           (13,444)
                                              ----------         ----------


      Total shareholders' equity                 75,836             74,916
                                              ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 534,928          $ 517,772
                                              =========          =========



See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 Three Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                Three Months Ended
                                                   September 30
                                            ---------------------------

                                                1998              1997
                                        (In thousands, except per share numbers)
Interest and dividend income:
      Mortgage loans                      $    5,263        $    6,303
      Other loans                              2,173             1,844
      Investment securities                      707               513
      Mortgage-related securities                911             1,074
      Dividends on stock in
        Federal Home Loan Bank                    96               102
      Interest-bearing deposits                  541                34
                                            ---------         ---------
           Total interest and
             dividend income                   9,691             9,870
                                            ---------         ---------

Interest expense:
      Deposit accounts                         3,865             4,045
      Borrowed funds                           1,572             1,641
                                            ---------         ---------
           Total interest expense              5,437             5,686
                                            ---------         ---------

Net interest income                            4,254             4,184
Provision for loan losses                         84               150
                                            ---------         ---------

Net interest income after provision
        for loan losses                        4,170             4,034
                                            ---------         ---------

Noninterest income:
      Loan fees - Net                            182               169
      Gain on sale of loans - Net                268               195
      Deposit fees                               235               185
      Other income                               173               169
                                            ---------         ---------
           Total noninterest income              858               718
                                            ---------         ---------

Operating expenses:
      Compensation, payroll taxes
        and other employee benefits            1,365             1,341
      Marketing                                   91                88
      Occupancy                                  324               295
      Data processing                            122               200
      Federal insurance premiums                  50                52
      Other                                      422               359
                                            ---------         ---------
           Total operating expenses            2,374             2,335
                                            ---------         ---------

Income before provision for income taxes       2,654             2,417
Provision for income taxes                       989               727
                                            ---------         ---------

NET INCOME                                $    1,665        $    1,690
                                            =========         =========

BASIC EARNINGS PER SHARE                  $     0.45        $     0.45
                                            =========         =========

DILUTED EARNINGS PER SHARE                $     0.44        $     0.44
                                            =========         =========

DIVIDENDS DECLARED PER SHARE              $     0.22        $     0.20
                                            =========         =========


See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                      Six Months Ended
                                                        September 30
                                       -----------------------------------------

                                                    1998              1997
                                        (In thousands, except per share numbers)
Interest and dividend income:
      Mortgage loans                           $  10,944        $   11,840
      Other loans                                  4,215             3,300
      Investment securities                        1,138               905
      Mortgage-related securities                  1,885             1,961
      Dividends on stock in Federal
        Home Loan Bank                               189               189
      Interest-bearing deposits                      968                51
                                                 --------         ---------
           Total interest and dividend
             income                               19,339            18,246
                                                 --------         ---------

Interest expense:
      Deposit accounts                             7,710             7,318
      Borrowed funds                               3,054             3,064
                                                 --------         ---------
           Total interest expense                 10,764            10,382
                                                 --------         ---------

Net interest income                                8,575             7,864
Provision for loan losses                            234               650
                                                 --------         ---------

Net interest income after provision
  for loan losses                                  8,341             7,214
                                                 --------         ---------

Noninterest income:
      Loan fees - Net                                363               329
      Gain on sale of loans - Net                    769               335
      Gain on sale of mortgage-related
        securities available for sale                  0                99
      Deposit fees                                   470               322
      Other income                                   337               266
                                                 --------         ---------
           Total noninterest income                1,939             1,351
                                                 --------         ---------

Operating expenses:
      Compensation, payroll taxes and
        other employee benefits                    2,788             2,424
      Marketing                                      179               180
      Occupancy                                      627               581
      Data processing                                244               355
      Federal insurance premiums                     100                96
      Merger-related charges                           0               827
      Other                                          884               661
                                                 --------         ---------
           Total operating expenses                4,822             5,124
                                                 --------         ---------

Income before provision for income taxes           5,458             3,441
Provision for income taxes                         2,054             1,061
                                                 --------         ---------

NET INCOME                                     $   3,404        $    2,380
                                                 ========         =========

BASIC EARNINGS PER SHARE - See note 5          $    0.91        $     0.66
                                                 ========         =========

DILUTED EARNINGS PER SHARE - See note 5        $    0.89        $     0.64
                                                 ========         =========

DIVIDENDS DECLARED PER SHARE                   $    0.44        $     0.38
                                                 ========         =========


See accompanying notes to the unaudited consolidated financial statements.


                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Six Months Ended September 30, 1998 and 1997
                            (Unaudited-in thousands)

                                                                           Accumulated
                                                   Additional                 Other       Unearned     Treasury
                                           Common   Paid-in     Retained   Comprensive  Compensation-   Common
                                           Stock    Capital     Earnings     Income         ESOP         Stock      Total
                                           ------   -------   --------      --------     ---------    ----------   --------


 Balance at March 31, 1997                 $ 29     $28,911       $26,630      $(72)      $(869)      $ (7,197)     $47,432
                                                                                                                   --------
 Net income                                                         2,380                                             2,380
 Other comprehensive income, change
 in unrealized gain on securities
 available for sale - Net of tax                                                431                                    431
                                                                                                                   --------
    Comprehensive Income                                                                                             2,811
 Cash dividends declared ($.38 per
   share)                                                          (1,453)                                          (1,453)
 Amortization of unearned compensation
   - ESOP                                               228                                 158                         386
 Exercise of stock options -
   41,426 treasury common shares                                     (192)                                 680          488
 Purchase of treasury common stock -
   244,656 shares                                                                                       (6,467)      (6,467)

 Acquisition of OSB Financial Corp.          16      29,907                                (487)                     29,436
                                             ---     -------       -------     ------     ------       --------     --------
 Balance at September 30, 1997               45      59,046        27,365       359      (1,198)       (12,984)      72,633
                                                                                                                   --------
 Net income                                                         3,464                                             3,464

 Other comprehensive income, change
 in unrealized gain on securities
 available for sale - Net of tax                                                143                                    143
                                                                                                                   --------
    Comprehensive Income                                                                                              3,607

 Cash dividends declared ($.40 per share)                          (1,493)                                           (1,493)
 Amortization of unearned compensation
  - ESOP                                                302                                 162                         464

 Exercise of stock options -
   12,789 treasury common shares                        290          (125)                                 258          423

 Purchase of treasury common stock -
   25,150 shares                                                                                          (718)        (718)
                                             ---     -------      ---------    -------   -------       -------     --------
 Balance at March 31, 1998                   45      59,638        29,211       502      (1,036)       (13,444)      74,916
                                                                                                                   --------
 Net income                                                         3,404                                             3,404
 Other comprehensive income, change in
 unrealized gain (loss) on securities
 available for sale - Net of tax                                                (84)                                    (84)
                                                                                                                   --------
    Comprehensive Income                                                                                              3,320
 Cash dividends declared ($.44 per
  share)                                                           (1,642)                                           (1,642)
 Amortization of unearned compensation
   - ESOP                                               325                                 168                         493
 Exercise of stock options -
   19,308 treasury common shares                        164          (187)                                396           373
 Purchase of treasury common stock -
   52,208 shares                                                                                       (1,624)       (1,624)
                                             ---     -------      ---------    -------   -------     ---------      --------

 Balance at September 30, 1998             $ 45     $60,127       $30,786      $418       $(868)     $(14,672)      $75,836
                                             ===     =======      =========    =======   =======     =========      ========



     See accompanying notes to the unaudited consolidated financial statements.

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)


                                                        Six Months Ended
                                                          September 30
                                                  ---------------------------
                                                     1998               1997
                                                          (In thousands)

Operating activities:
     Net income                                     $ 3,404           $2,380
                                                  ----------       ----------
     Adjustments  to  reconcile  net income
       to net cash  provided  by  operating
       activities:
          Depreciation and net amortization
            accretion                                    45              129
          Provision for loan losses                     234              650
          Gain on sale of assets                       (805)            (434)
          Loans originated for sale                 (46,830)         (19,682)
          Proceeds from loan sales                   55,155           17,921
          Changes in operating assets and
            liabilities                              (1,580)           1,332
          Unearned compensation - ESOP                  493              386
                                                  ----------       ----------
                Total adjustments                     6,712              302
                                                  ----------       ----------

Net cash provided by operating activities            10,116            2,682
                                                  ----------       ----------

Cash flows from investing activities:
     Purchases of investment securities
       held to maturity                             (24,287)          (2,968)
     Maturities of investment securities
       held to maturity                               8,000            7,425
     Purchases of investment securities
       available for sale                            (1,997)               0
     Principal repayments on mortgage-
       related securities available for sale          2,136              694
     Sale of mortgage-related securities
       available for sale                                 0            3,426
     Principal repayments on mortgage-
       related securities held to maturity            8,181            1,074
     Redemption of Federal Home Loan Bank
       stock                                            560              175
     Purchase of Federal Home Loan Bank
       stock                                           (450)             (40)
     Proceeds from sale of foreclosed
       property                                         207                0
     Net (increase) decrease in loans                10,193             (408)
     Capital expenditures                              (515)             (16)
     Net cash received in acquisition                     0            3,104
                                                  ----------       ----------

Net cash provided by investing activities             2,028           12,466
                                                  ----------       ----------

Cash flows from financing activities:
     Net increase in deposit accounts                 4,144            1,108
     Net increase (decrease) in borrowed
       funds                                          9,000           (8,750)
     Net increase in advance payments by
       borrowers for taxes and insurance              4,527            6,480
     Proceeds from exercise of stock options            209              488
     Purchase of treasury common stock               (1,624)          (6,467)
     Dividends paid                                  (1,574)          (1,134)
                                                  ----------       ----------

Net cash provided by (used in) financing
  activities                                         14,682           (8,275)
                                                  ----------       ----------

Net increase in cash and cash equivalents            26,826            6,873
Cash and cash equivalents at beginning of
  period                                             28,359            4,628
                                                  ----------       ----------
Cash and cash equivalents at end of period      $    55,185      $    11,501
                                                  ==========       ==========

                      FCB FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Six Months Ended September 30, 1998 and 1997
                                   (Unaudited)



                                                   Six Months Ended
                                                     September 30
                                                  ---------------------
                                                   1998      1997
                                                    (In thousands)

Supplemental cash flow information:

  Cash paid during the period for:
       Interest on deposit accounts              $7,879      $7,292
       Interest on borrowed funds                 3,051       3,087
       Income taxes                               2,374         703
  Supplemental schedule of non-cash
         investing activities:
       Loans transferred to foreclosed
         property                                $   97      $  112

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

NOTE 2-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and six months ended September 30, 1998 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 1998 included in the Corporation's Annual Report on Form 10-K (Commission File Number 0-22066) as filed with the Securities and Exchange Commission.

NOTE 3-BUSINESS COMBINATION

Effective May 1, 1997, OSB Financial Corp. ("OSB"), a Wisconsin corporation, was merged (the "Merger") with and into the Corporation. The Corporation was the surviving corporation in the Merger. The Merger was consummated in accordance with the terms of an Agreement and Plan of Merger, dated November 13, 1996, between the Corporation and OSB.

The Merger was accounted for as a purchase. Accordingly, the related accounts and results of operations of OSB are included in Corporation's consolidated financial statements from the date of acquisition. There was no goodwill recorded as a result of the transaction.

NOTE 4-ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Generally, for a derivative designated as a hedge, the gain or loss resulting from the ineffective portion of the hedge is reported in earnings in the period in which the change in value has occurred. The effective portion of the hedge either offsets the change in value of the item being hedged on the statement of financial condition or is reported as a component of other comprehensive income. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of the change in value. The Statement amends SFAS No. 52, "Foreign Currency Translation" and SFAS No. 107, ADisclosures about Fair Value of Financial Instruments." It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Statement also nullifies or modifies the consensuses reached on a number of issues addressed by the Emerging Issues Task Force. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early adoption is encouraged and retroactive application is prohibited. Management anticipates that adoption of this Statement will not have a material effect on the financial statements of the Corporation.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income in a full set of general-purpose financial statements. This Statement provides that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement also requires that an enterprise display an amount representing total comprehensive income for the period in a financial statement, but does not require a specific format for that financial statement. This Statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The Corporation adopted this Statement on April 1, 1998. As required by the Statement, the Corporation has reclassified its financial statements for earlier periods which are provided for comparative purposes.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The Statement is not expected to have an effect on the financial position or operating results of the Corporation, but may require additional disclosures in the financial statements at March 31, 1999.

NOTE 5-EARNINGS PER SHARE

The following table reflects a reconciliation for the six months ended September 30, 1998 and 1997 of basic earnings per share and diluted earnings per share:

                                                Six Months Ended September 30,
                                                       1998           1997
                                               (In thousands, except share and
                                                        per-share amounts)

  Basic EPS:
  Income available to common shareholders          $    3,404     $    2,380
  Average common shares outstanding                 3,736,543      3,634,628

Earnings per share - basic                         $     0.91     $     0.66
                                                   ----------     ----------
Diluted EPS:
  Income available to common shareholders          $    3,404     $    2,380
  Average common shares outstanding                 3,736,543      3,634,628
  Effect of options - net                              80,636         72,642
  Average common shares outstanding - diluted       3,817,179      3,707,270

Earnings per share - diluted                       $     0.89     $     0.64
                                                   ----------     ----------

NOTE 6-STOCK REPURCHASE PROGRAMS

On September 23, 1997, the Corporation announced an additional stock repurchase program. Under this program, the Corporation is authorized to purchase an additional 5% of its outstanding common stock, or 193,000 shares. At September 30, 1998, 45,600 shares had been repurchased. This is the sixth 5% stock repurchase program adopted by the Corporation since it became a public company in September 1993.

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

Comparison of Operating Results for the Three Months and Six Months Ended September 30, 1998 and 1997

Net income for each of the three-month periods ended September 30, 1998 and 1997 was $1.7 million. For the six months ended on the same dates, net income increased $1.0 million from $2.4 million in 1997 to $3.4 million in 1998. Income before provision for income taxes increased 9.8% to $2.7 million for the three-month period ended September 30, 1998 from $2.4 million for the same period ended September 30, 1997. Income before provision for income taxes also increased to $5.5 million from $3.4 million for the six month periods ended September 30, 1998 and 1997, respectively. The increase in the provision for income taxes from 1997 to 1998 related to an increase in the Corporation=s effective tax rate as a result of favorable tax treatment on several Merger-related issues during the quarter ended September 30, 1997. The increase in net income for the six-month period ended September 30, 1998 from the same period in the prior fiscal year was due to higher net interest income combined with a lower provision for loan losses, as well as an increase in non-interest income and a decrease in noninterest expense. Contributing to the increase in net interest income was growth in average earning assets from $470.8 million for the six months ended September 30, 1997 to $509.3 million for the same period ended September 30, 1998. As explained in Note 3, the Merger was accounted for as a purchase and the related accounts of OSB were not included in the Corporation's financial statements until May 1, 1997. Net interest margin was essentially flat when comparing the three- and six- month periods ended September 30, 1998 to the same periods ended September 30, 1997.

The provision for loan losses decreased from $150,000 for the quarter ended September 30, 1997 to $84,000 for the same quarter of 1998. The provision for the six-month periods also decreased from $650,000 for the period ended September 30, 1997 to $234,000 for the same period ended September 30, 1998. The decrease between the six-month periods was primarily a result of a provision of $350,000 made to equalize the loan loss allowance percentages historically maintained by the Bank and the former Oshkosh Savings Bank, F.S.B. in 1997. The remaining increase was due to a change in the mix of loans after completing the Merger. For more information on the allowance for loan losses, see the "Asset Quality" section below.

Noninterest income increased from $718,000 for the quarter ended September 30, 1997 to $858,000 for the quarter ended September 30, 1998. Noninterest income also increased from $1.4 million for the six months ended September 30, 1997 to $1.9 million for the six months ended September 30, 1998. These increases were primarily the result of increases in gain on sales of loans from $195,000 and $335,000 for the three and six months ended September 30, 1997, respectively to $268,000 and $769,000 for the three and six months ended September 30, 1998, respectively. The increase in the gain on sales of loans is due to an increase in the volume of fixed-rate loans due to demand created by the falling interest rate environment experienced during the fiscal year to date. The gains, however, were partially offset by a decrease of $99,000 in gain on sale of a mortgage-related security available for sale during the six months ended September 30, 1997. There were no such sales in the six months ended September 30, 1998.

Operating expenses decreased from $5.1 million for the six months ended September 30, 1997 to $4.8 million for the six months ended September 30, 1998. Operating expenses of $2.4 million for the quarter ended September 30, 1998 increased only slightly from $2.3 million for the same quarter ended September 30, 1997. Included in the six-month period for 1997 was a charge of $827,000 for costs associated with the Merger. There were no such charges in the six-month period ended September 30, 1998. Without the effect of the Merger-related charge, noninterest expense would have increased from $4.3 million to $4.8 million for the six-month periods ended September 30, 1997 and 1998, respectively. The largest component of the increase was compensation expense, which grew to $2.8 million for the six-month period ended September 30, 1998 from $2.4 million for the same period ended September 30, 1997. The increase in compensation expense was a combination of general salary increases, as well as staff additions primarily in the lending area.

Changes in Financial Condition

Total Assets. Total assets increased $17.1 million to $534.9 million at September 30, 1998 from $517.8 million at March 31, 1998. The increase in total assets was driven by increases in cash and cash equivalents and investment securities, and offset by decreases in mortgage-related securities, loans held for sale, and loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased from $28.4 million at March 31, 1998 to $55.2 million at September 30, 1998. The increase was due to receipt of funds from principal repayment on mortgage-related securities and loans, maturities of investment securities, sale of mortgage loans, and increases in deposit accounts, funds held for escrow, and borrowed funds.

Investment and Mortgage-related Securities. For the six months ended September 30, 1998, the Corporation purchased $26.3 million in investment securities. During the same period, $8.0 million of investment securities matured, resulting in a net increase in investment securities of $18.3 million from March 31, 1998. The increase was the result of the investment of excess funds. Mortgage-related securities decreased from $59.6 million at March 31, 1998 to $49.3 million at September 30, 1998. The decrease was primarily the result of accelerated principal repayments as loans underlying the mortgage-related securities were prepaid or paid-off as a result of the low interest rate environment.

Loans Held for Sale. Loans held for sale decreased to $9.1 million at September 30, 1998 from $16.7 million at March 31, 1998. The decrease was primarily the result of the variable timing of loan demand and related loan sales, as well as management's decision to hold some fixed-rate loans in the Bank's portfolio.

Net Loans Receivable. Net loans receivable decreased $10.5 million to $360.4 million at September 30, 1998 from $370.9 million at March 31, 1998. This decrease resulted primarily from portfolio loan principal repayments and payoffs and conversions of loans from adjustable to fixed-rate products. The Bank sold the majority of its fixed-rate mortgage loan production until September 1, 1998. Following that date, the majority of its 15 year and 20 year mortgage loan originations were retained in its held for investment portfolio.

Borrowed Funds. Borrowed funds increased $9.0 million to $118.4 million at September 30, 1998 from $109.4 million at March 31, 1998. During the period, the Bank borrowed $27.0 million, while $18.0 million matured. The Bank anticipated paying off an additional $10.0 million advance due October 5. 1998.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $4.6 million from $4.6 million at March 31, 1998 to $9.2 million at September 30, 1998. The increase was expected during the calendar year as funds held for borrowers' property tax and insurance payments accumulate until disbursement near calendar year-end.

Asset Quality

Loans are placed on nonaccrual status when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

The following table sets forth the amounts and categories of nonperforming assets in the Bank's loan portfolio at the dates indicated. For all dates presented, the Bank had no troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at terms materially more favorable than those which would be provided to other borrowers) or accruing loans more than 90 days delinquent. Foreclosed properties include assets acquired in settlement of loans.




                                  At September 30             At March 31,
                                  ---------------      -------------------------
                                        1998            1998       1997     1996
                                      -------           ------    ------   -----
                                                       (In thousands)
Non-accruing loans:
     One- to four-family              $1,080            $ 941    $  379    $ 212
     Five or more family                  --               --        --       --
     Commercial real estate               --               --        --       --
     Consumer and other                  168              188        25       --
     Commercial                           19               96      --         --
                                      ------           ------    ------    -----
        Total                          1,267            1,225       404      212
                                      ------           ------    ------    -----
Foreclosed assets:
     One- to four-family                  --              113        --       --
     Five or more family                  --               --        --       --
     Commercial real estate               --               --        --       --
     Repossessed assets                   26               --        --       22
                                      ------           ------    ------    -----
        Total                             26              113         0       22
                                      ------           ------    ------    -----
Total non-performing assets           $1,293           $1,338    $  404    $ 234
                                      ======           ======    ======    =====

Total non-performing assets as a
     percentage of total assets         0.24%            0.26%     0.15%   0.09%
                                      ======           ======    ======   ======

Allowance for loan losses to loans
     and foreclosed properties          1.05%            0.96%     0.63%   0.51%
                                      ======            ======    ======  ======


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

Federal regulations require that each savings institution classify its own assets on a regular basis. On the basis of management's review of its assets, at September 30, 1998, on a net basis, the Bank classified $714,000 of its assets as special mention and $771,000 as substandard. There were no loans classified as doubtful or loss at September 30, 1998. As of September 30, 1998, management believes that these asset classifications were consistent with those of the Office of Thrift Supervision (the "OTS").

Based on management's evaluation at September 30, 1998, $84,000 in general loan loss provisions were deemed appropriate for the quarter ended September 30, 1998 and the aggregate allowance for loan losses of $3.8 million as of such date was determined to be adequate.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.



                                          Three Months            Six Months
                                       Ended September 30     Ended September 30
                                       ------------------   --------------------
                                       1998       1997          1998      1997
                                                     (In thousands)

 Allowance at beginning of period       $3,693     $3,322     $3,567    $1,405
 Provision for loan losses                  84        150        234       650
 Charge-offs:
     Residential real estate                 -          -        (15)        -
     Commercial real estate                  -          -          -         -
     Other commercial                        -          -          -         -
     Consumer and other                     (8)       (21)       (20)      (23)
                                       --------   --------    -------   -------

        Total Charge-offs                   (8)       (21)       (35)      (23)
                                       --------   --------    -------   -------
 Recoveries:
     Residential real estate                 -          -          2         -
     Commercial real estate                  -          -          -         -
     Other commercial                        1          -          2         -
     Consumer and other                      -          1          -         1
                                       --------   --------    -------   -------

        Total recoveries                     1          1          4         1
                                       --------   --------    -------   -------
            Net charge-offs                 (7)       (20)       (31)      (22)
                                       --------   --------    -------   -------
 Allowance acquired through
   acquisition                               -          -          -     1,419
                                       --------   --------    -------   -------
 Allowance at end of period             $3,770     $3,452     $3,770    $3,452
                                       ========   ========    =======   =======



While management believes that the allowances are adequate and that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

Liquidity & Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 4.0%. On September 30, 1998, the Bank's liquidity ratio, calculated in accordance with OTS requirements, was 42.8%.

At September 30, 1998, the Bank had outstanding commitments to originate loans of $22.5 million, with varying interest rates. At September 30, 1998, the Bank had outstanding commitments to sell mortgage loans of $9.3 million. In addition, the Bank had commitments to fund unused lines of credit of $8.3 million at September 30, 1998. Management does not believe the Bank will suffer any adverse consequences as a result of fulfilling these commitments.

The following table summarizes the Bank's capital ratios and the ratios required by Federal laws and regulations at September 30, 1998:



                                                                  Total
                                                                  Risk-
                                   Tangible       Leverage        Based
                                    Equity         Capital       Capital
                                  -----------   -----------     ----------
                                             (Dollars in thousands)

Bank's regulatory percentage           11.35%        11.35%         20.82%
Required regulatory percentage          2.00          4.00           8.00
                                  ----------    ----------    -----------
Excess regulatory percentage            9.35%         7.35%         12.82%
                                  ==========    ==========    ===========

Bank's regulatory capital            $60,003       $60,003        $63,773
Required regulatory capital           10,573        21,146         24,509
                                  ----------    ----------     ----------
Excess regulatory capital            $49,430       $38,857        $39,264
                                  ==========    ==========     ==========

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

As the year 2000 approaches, this abbreviated date mechanism with Systems threatens to disrupt the function of computer software, hardware, building controls and embedded systems at nearly every business, including the Bank, which relies heavily on computer systems for account and other recordkeeping functions. If the millennium issue is ignored, system failures or miscalculations could occur, causing disruption of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities.

The Bank's State of Readiness. The Bank outsources a majority of its computer functions to Fiserv, Inc. ("Fiserv") of Milwaukee, Wisconsin. Because year 2000 problems could affect Fiserv, and hence the Bank through its relationship with Fiserv, the Bank has discussed potential year 2000 problems with Fiserv. These discussions have kept the Bank abreast of Fiserv's progress in anticipating and avoiding year 2000 problems that could affect the Bank's operations. In conjunction with Fiserv, extensive testing of the Fiserv functions was completed early in October 1998. This testing showed no major problems, though the Bank will continue to analyze data produced and work with other financial institutions to determine if serious weaknesses were found in their testing of the Fiserv functions. In addition, further extensive testing of these functions will occur early in the spring of 1999.

The Bank has completed more than 97% of the Systems awareness and assessment phases of its Year 2000 project as of September 30, 1998. Pursuant to these phases, the Bank has identified the business impact of the Year 2000 on its operation; briefed senior management; established a working group and steering committee; contacted external businesses (such as vendors and service providers); distributed literature on the Year 2000 throughout the Bank; established hardware, software and application interface inventories, utilization and space capacities; defined the requirements for adequate Year 2000 compliance; obtained statements of compliance to Year 2000 requirements from outside service relationships; and estimated costs to correct critical applications. In addition, 90% of the renovation phase, 71% of the validation phase and 27% of the implementation phase have also been completed as of September 30, 1998. Pursuant to these phases, the Bank has identified critical applications and the sequence of conversion of critical applications; determined the technical approach and selected the tools to correct critical applications; developed detailed plans for correcting, testing and reimplementing critical applications; defined compliance criteria and developed testing procedures for each critical application; converted or will convert critical applications;
performed or will perform compliance testing for critical applications; developed or will develop plans for implementation of critical applications; and developed or will develop a contingency plan to address alternative options. All phases are expected to be completed by the end of the fourth quarter of calendar 1998. The Bank expects to use internal resources to reprogram, upgrade or replace and test the majority of its Systems.

Costs to Address Year 2000 Compliance Issues. Based on recent assessments, the Bank has determined that it will be required to modify or replace certain portions of its Systems. The Bank currently anticipates that the cost of these modifications will not exceed $250,000. As of September 30, 1998, the Bank has expended less than $100,000 on compliance matters. The Bank presently believes that, with these modifications, the year 2000 will not pose significant operational problems for its Systems assuming that unanticipated third party compliance problems do not materially adversely affect the Bank's Systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, or if third party noncompliance is a significant issue, the year 2000 could have an adverse impact on the operations of the Bank. In addition, the costs of the year 2000 project and the date on which the Bank believes it will complete the year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

Risks of Non-Compliance and Contingency Plans. Failure of the Bank or third parties to correct year 2000 issues could cause disruption of operations resulting in increased operating costs and other adverse effects. In addition, to the extent customers' financial positions are weakened as a result of year 2000 issues, credit quality could be affected. It is not possible to predict with certainty all of the adverse effects that may result from a failure of the Bank or third parties to become fully year 2000 compliant or whether such effects could have a material impact on the Bank. For that reason, the Bank is developing contingency plans to address alternatives in the event that System failures relating to year 2000 occur. This contingency planning is scheduled to be completed in the fourth calendar quarter of 1998.


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


Part II - Other Information

         Item 4--Submission of Matters to a Vote of Security Holders

         At the Corporation's annual meeting of shareholders held on July 27, 1998, William A. Raaths and David L. Geurden were elected as directors of the Corporation for two-year terms expiring in 2000. Additionally, David L. Erdmann, David L. Omachinski and Donald D. Parker were elected as directors of the Corporation for three-year terms expiring in 2001. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                      Shares Withholding
          Name of Nominee        Shares Voted For        Authority

         David L. Erdmann            3,138,346           110,972
         David L. Geurden            3,185,537            63,781
         David L. Omachinski         3,186,770            62,548

         Donald D. Parker            3,187,316            62,002
         William A. Raaths           3,098,856           150,462

The following table sets forth the other directors of the Corporation whose terms of office continued after the 1998 annual meeting:

                                                     Year in Which
              Name of Director                       Term Expires
              ----------------                       -------------
        Richard A. Bergstrom                             1999
        Thomas C. Butterbrodt                            1999
        Edwin L. Downing                                 1999
        James J. Rothenbach                              1999
        William J. Schmidt                               1999
        Walter H. Drew                                   2000
        Ronald L. Tenpas                                 2000

In addition, at the annual meeting, shareholders approved the FCB Financial Corp. 1998 Incentive Stock Plan. With respect to such mater, the number of shares voted for and against were 2,323,709 and 200,544, respectively. The number of shares abstaining and the number of shares subject to broker non-votes were 81,808 and 623,257, respectively.

Item 6--Exhibits and Reports on Form 8-K

         (a)    Exhibits

                10.1 FCB Financial Corp. 1998 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

                27.1 Financial Data Schedule at and for the six-month period ended September 30, 1998 (EDGAR version only)

                27.2 Restated Financial Data Schedule at and for the six-month period ended September 30, 1997 (EDGAR version only)

         (b)    Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   FCB FINANCIAL CORP.



Date: November 11, 1998            By:/s/ James J. Rothenbach
                                      James J. Rothenbach
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 11, 1998            By:/s/ Phillip J. Schoofs
                                      Phillip J. Schoofs
                                      Vice President, Treasurer and Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.         Exhibit
----------          -------

10.1 FCB Financial Corp. 1998 Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

27.1 Financial Data Schedule at and for the six-month period ended September 30, 1998 (EDGAR version only)

27.2 Restated Financial Data Schedule at and for the six-month period ended September 30, 1997 (EDGAR version only)