Form 10-Q
period 1998-12-31
FCB FINANCIAL CORP
filed 1999-02-12
CIK 906195

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                       Class: Common Stock, $.01 Par Value

         Number of shares outstanding as of December 31, 1998: 3,840,680

                               FCB FINANCIAL CORP.

                               INDEX -- FORM 10-Q


Part I--Financial Information                                           Page No.


Item 1--Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
         December 31, 1998 and March 31, 1998                                  1

         Consolidated Statements of Income for the Three Months
         Ended December 31, 1998 and 1997                                      3

         Consolidated Statements of Income for the Nine Months Ended
         December 31, 1998 and 1997                                            4

         Consolidated Statements of Shareholders' Equity for the Nine
         Months Ended December 31, 1998 and 1997                               5

         Consolidated Statements of Cash Flows for the Nine Months
         Ended December 31, 1998 and 1997                                      6

         Notes to Consolidated Financial Statements                            8

Item 2 --Management's Discussion and Analysis

         Results of Operations                                                11

         Changes in Financial Condition                                       12

         Asset Quality                                                        14

         Liquidity & Capital Resources                                        16

         Impact of Year 2000                                                  17

         Proposed Merger                                                      18

         Special Note Regarding Forward-Looking Statements                    18

Item 3--Quantitative and Qualitative Disclosures About Market Risk            19


Part II--Other Information

Item 6 --Exhibits and Reports on Form 8-K                                     19

                         Part I - Financial Information

Item 1--Financial Statements

                                       FCB FINANCIAL CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       December 31, 1998 and March 31, 1998
                                                   (Unaudited)


                                                     ASSETS


                                                                       December 31            March 31
                                                                          1998                  1998
                                                                      -------------         ------------
                                                                                (In thousands)

Cash and cash equivalents                                           $       23,916        $       28,359
Investment securities available for sale, at fair value                      4,900                 2,894
Investment securities held to maturity (estimated fair
   value of $44,519 and $20,719 at December 31, 1998
   and March 31, 1998, respectively)                                        44,297                20,424
Mortgage-related securities available for sale, at fair value               25,527                33,870
Mortgage-related  securities  held to maturity
   (estimated fair value of $14,808 and $26,124
    at December 31, 1998 and March 31, 1998, respectively)                  14,381                25,754
Investment in Federal Home Loan Bank stock, at cost                          5,493                 6,028
Loans held for sale                                                         20,189                16,692
Loans receivable - Net                                                     373,884               370,934
Office properties and equipment                                              6,758                 6,610
Other assets                                                                 6,605                 6,207
                                                                      -------------         -------------

TOTAL ASSETS                                                        $      525,950        $      517,772
                                                                      =============         =============



See accompanying notes to the unaudited consolidated financial statements.


                                 FCB FINANCIAL CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 December 31, 1998 and March 31, 1998
                                             (Unaudited)


                                 LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                           December 31            March 31
                                                                              1998                  1998
                                                                         -------------         -------------
                                                                                   (In thousands)
Liabilities:
       Deposit accounts                                                $      329,290        $      318,508
       Borrowed funds                                                         105,850               109,350
       Advance payments by borrowers for taxes and insurance                    1,223                 4,644
       Other liabilities                                                       12,732                10,354
                                                                         -------------         -------------

       Total liabilities                                                      449,095               442,856
                                                                         -------------         -------------

Commitments and contingencies

Shareholders' Equity:
       Common stock - $.01 par value                                               45                    45
       Additional paid-in capital                                              60,310                59,638
       Retained earnings - Substantially restricted                            31,601                29,211
       Accumulated other comprehensive income, unrealized gain on
          securities available for sale - Net of tax                              218                   502
       Unearned compensation - ESOP                                              (784)               (1,036)
       Treasury common stock, at cost                                         (14,535)              (13,444)
                                                                         -------------         -------------

       Total shareholders' equity                                              76,855                74,916
                                                                         -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $      525,950        $      517,772
                                                                         =============         =============



See accompanying notes to the unaudited consolidated financial statements.



                                     FCB FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                Three Months Ended December 31, 1998 and 1997
                                                  (Unaudited)

                                                                          Three Months Ended
                                                                             December 31
                                                                      --------------------------

                                                                        1998              1997
                                                                       ------            ------
                                                               (In thousands, except per share numbers)
Interest and dividend income:
       Mortgage loans                                               $    5,424        $    6,300
       Other loans                                                       2,137             1,927
       Investment securities                                               719               420
       Mortgage-related securities                                         921             1,042
       Dividends on stock in Federal Home Loan Bank                         97               107
       Interest-bearing deposits                                           438                87
                                                                      ---------         ---------
            Total interest and dividend income                           9,736             9,883
                                                                      ---------         ---------

Interest expense:
       Deposit accounts                                                  3,774             3,908
       Borrowed funds                                                    1,477             1,567
                                                                      ---------         ---------
            Total interest expense                                       5,251             5,475
                                                                      ---------         ---------

Net interest income                                                      4,485             4,408
Provision for loan losses                                                   84               150
                                                                      ---------         ---------

Net interest income after provision for loan losses                      4,401             4,258
                                                                      ---------         ---------

Noninterest income:
       Loan fees - Net                                                     170               168
       Gain on sale of loans - Net                                         201               188
       Deposit fees                                                        222               222
       Other income                                                        203               124
                                                                      ---------         ---------
            Total noninterest income                                       796               702
                                                                      ---------         ---------

Operating expenses:
       Compensation, payroll taxes and other employee benefits           1,342             1,385
       Marketing                                                            89                93
       Occupancy                                                           309               276
       Data processing                                                     131               119
       Federal insurance premiums                                           48                51
       Other                                                               554               383
                                                                      ---------         ---------
            Total operating expenses                                     2,473             2,307
                                                                      ---------         ---------

Income before provision for income taxes                                 2,724             2,653
Provision for income taxes                                               1,017               935
                                                                      ---------         ---------

NET INCOME                                                          $    1,707        $    1,718
                                                                      =========         =========

BASIC EARNINGS PER SHARE - See Note 5                               $     0.46        $     0.46
                                                                      =========         =========

DILUTED EARNINGS PER SHARE - See Note 5                             $     0.45        $     0.45
                                                                      =========         =========

DIVIDENDS DECLARED PER SHARE                                        $     0.22        $     0.20
                                                                      =========         =========


See accompanying notes to the unaudited consolidated financial statements.




                                     FCB FINANCIAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                 Nine Months Ended December 31, 1998 and 1997
                                                (Unaudited)

                                                                                    Nine Months Ended
                                                                                      December 31
                                                                               ---------------------------

                                                                                 1998              1997
                                                                                ------            ------
                                                                        (In thousands, except per share numbers)
Interest and dividend income:
       Mortgage loans                                                        $   16,368        $   18,140
       Other loans                                                                6,352             5,227
       Investment securities                                                      1,857             1,325
       Mortgage-related securities                                                2,806             3,003
       Dividends on stock in Federal Home Loan Bank                                 286               296
       Interest-bearing deposits                                                  1,406               138
                                                                               ---------         ---------
            Total interest and dividend income                                   29,075            28,129
                                                                               ---------         ---------

Interest expense:
       Deposit accounts                                                          11,484            11,226
       Borrowed funds                                                             4,531             4,631
                                                                               ---------         ---------
            Total interest expense                                               16,015            15,857
                                                                               ---------         ---------

Net interest income                                                              13,060            12,272
Provision for loan losses                                                           318               800
                                                                               ---------         ---------
Net interest income after provision for loan losses                              12,742            11,472
                                                                               ---------         ---------

Noninterest income:
       Loan fees - Net                                                              533               497
       Gain on sale of loans - Net                                                  970               523
       Gain on sale of mortgage-related securities available for sale                 0                99
       Deposit fees                                                                 692               544
       Other income                                                                 540               390
                                                                               ---------         ---------
            Total noninterest income                                              2,735             2,053
                                                                               ---------         ---------

Operating expenses:
       Compensation, payroll taxes and other employee benefits                    4,130             3,809
       Marketing                                                                    268               273
       Occupancy                                                                    936               857
       Data processing                                                              375               474
       Federal insurance premiums                                                   148               147
       Merger-related charges                                                         0               827
       Other                                                                      1,438             1,044
                                                                               ---------         ---------
            Total operating expenses                                              7,295             7,431
                                                                               ---------         ---------

Income before provision for income taxes                                          8,182             6,094
Provision for income taxes                                                        3,071             1,996
                                                                               ---------         ---------

NET INCOME                                                                   $    5,111        $    4,098
                                                                               =========         =========

BASIC EARNINGS PER SHARE - See Note 5                                        $     1.37        $     1.12
                                                                               =========         =========

DILUTED EARNINGS PER SHARE - See Note 5                                      $     1.34        $     1.09
                                                                               =========         =========

DIVIDENDS DECLARED PER SHARE                                                 $     0.66        $     0.58
                                                                               =========         =========


See accompanying notes to the unaudited consolidated financial statements.

                                                  FCB FINANCIAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                              Nine Months Ended December 31, 1998 and 1997
                                                         (Unaudited-in thousands)

                                                                                   Accumulated
                                                         Additional                   Other       Unearned      Treasury
                                              Common      Paid-in      Retained    Comprensive   Compensation-   Common
                                              Stock       Capital      Earnings      Income          ESOP         Stock     Total
                                            -----------  ----------   ---------    -----------   ------------   --------   -------


Balance at March 31, 1997                $      29       $   28,911  $   26,630    $       (72)  $      (869)   $ (7,197)  $ 47,432
                                                                                                                           --------
Net income                                                                4,098                                               4,098
Other comprehensive income,
 change in unrealized
 gain on securities available for
 sale - Net of tax                                                                         387                                  387
                                                                                                                           --------
   Comprehensive Income                                                                                                       4,485
Cash dividends declared ($.58 per
 share)                                                                  (2,196)                                             (2,196)
Amortization of unearned compensation
 - ESOP                                                         367                                      239                    606
Exercise of stock options -
  43,516 treasury common shares                                            (215)                                     722        507
Purchase of treasury common stock -
  263,656 shares                                                                                                  (6,986)    (6,986)
Acquisition of OSB Financial Corp.              16           29,907                                     (487)                29,436
                                            -------      ----------  ----------    -----------   -----------    ---------- --------
Balance at December 31, 1997                    45           59,185      28,317            315       (1,117)     (13,461)    73,284
                                                                                                                           --------
Net income                                                                1,746                                               1,746
Other comprehensive income, change in
 unrealized gain on securities available
 for sale - Net of tax                                                                     187                                  187
                                                                                                                           --------
   Comprehensive Income                                                                                                       1,933
Cash dividends declared ($.20 per share)                                   (750)                                               (750)
Amortization of unearned compensation
 - ESOP                                                         163                                       81                    244
Exercise of stock options -
  10,699 treasury common shares                                 290        (102)                                     216        404
Purchase of treasury common stock -
  6,150 shares                                                                                                      (199)      (199)
                                            -------      ----------  ----------    -----------   -----------    --------   --------
Balance at March 31, 1998                       45           59,638      29,211            502       (1,036)     (13,444)    74,916
                                                                                                                           --------
Net income                                                                5,111                                               5,111
Other comprehensive income, change in
 unrealized gain (loss) on securities
 available for sale - Net of tax                                                          (284)                                (284)
                                                                                                                           --------
   Comprehensive Income                                                                                                       4,827
Cash dividends declared ($.66 per share)                                 (2,462)                                             (2,462)
Amortization of unearned compensation
 - ESOP                                                         463                                      252                    715
Exercise of stock options -
  25,808 treasury common shares                                 209        (259)                                     533        483
Purchase of treasury common stock -
  52,208 shares                                                                                                    1,624)    (1,624)
                                            -------      ----------  ----------    -----------   -----------    --------   --------

Balance at December 31, 1998             $      45       $   60,310  $   31,601    $       218   $      (784)   $(14,535)  $ 76,855
                                            =======      ==========  ==========    ===========   ===========    =========  ========



See accompanying notes to the unaudited consolidated financial statements.




                                          FCB FINANCIAL CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Nine Months Ended December 31, 1998 and 1997
                                                       (Unaudited)


                                                                             Nine Months Ended
                                                                                December 31
                                                                         ---------------------------
                                                                           1998              1997
                                                                         ---------         ---------
                                                                               (In thousands)

Operating activities:
      Net income                                                       $     5,111       $    4,098
                                                                         ----------        ---------
      Adjustments  to  reconcile  net income to net cash
       provided by  operating activities:
          Depreciation and net amortization/accretion                           94              176
          Provision for loan losses                                            318              800
          Gain on sale of assets                                            (1,093)            (622)
          Loans originated for sale                                        (75,566)         (36,302)
          Proceeds from loan sales                                          71,043           30,517
          Changes in operating assets and liabilities                        2,161            5,089
          Unearned compensation - ESOP                                         715              606
                                                                         ----------        ---------
                Total adjustments                                           (2,328)             264
                                                                         ----------        ---------

Net cash provided by operating activities                                    2,783            4,362
                                                                         ----------        ---------

Cash flows from investing activities:
      Purchases of investment securities held to maturity                  (44,245)          (2,968)
      Maturities of investment securities held to maturity                  20,500           11,425
      Purchases of investment securities available for sale                 (1,997)               0
      Principal repayments on mortgage-related securities
       available for sale                                                    8,031              899
      Sale of mortgage-related securities available for sale                     0            3,426
      Principal repayments on mortgage-related securities held
       to maturity                                                          11,460            1,688
      Redemption of Federal Home Loan Bank stock                             1,060              175
      Purchase of Federal Home Loan Bank stock                                (525)             (40)
      Proceeds from sale of foreclosed property                                222                0
      Net (increase) decrease in loans                                      (1,454)           8,175
      Proceeds from sale of office properties and equipment                    649                0
      Capital expenditures                                                  (1,046)             (98)
      Net cash received in acquisition                                           0            3,104
                                                                         ----------        ---------

Net cash provided by (used in) investing activities                         (7,345)          25,786
                                                                         ----------        ---------

Cash flows from financing activities:
      Net increase in deposit accounts                                      10,782              539
      Net decrease in borrowed funds                                        (3,500)          (6,660)
      Net decrease in advance payments by borrowers
         for taxes and insurance                                            (3,421)          (2,363)
      Proceeds from exercise of stock options                                  274              507
      Purchase of treasury common stock                                     (1,624)          (6,986)
      Dividends paid                                                        (2,392)          (1,880)
                                                                         ----------        ---------

Net cash provided by (used in) financing activities                            119          (16,843)
                                                                         ----------        ---------

Net increase (decrease) in cash and cash equivalents                        (4,443)          13,305
Cash and cash equivalents at beginning of period                            28,359            4,628
                                                                         ----------        ---------
Cash and cash equivalents at end of period                             $    23,916       $   17,933
                                                                         ==========        =========


                                    FCB FINANCIAL CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  Nine Months Ended December 30, 1998 and 1997
                                                    (Unaudited)



                                                                             Nine Months Ended
                                                                                December 31
                                                                          -----------------------
                                                                           1998             1997
                                                                          ------           ------
                                                                               (In thousands)

Supplemental cash flow information:

      Cash paid during the period for:
          Interest on deposit accounts                                 $    11,710       $   11,189
          Interest on borrowed funds                                         4,584            4,669
          Income taxes                                                       3,236            1,693
      Supplemental schedule of non-cash investing activities:
          Loans transferred to foreclosed property                     $       187       $      112
          Loans transferred from held for sale to held for investment        2,006            1,073

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

NOTE 2-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations and other data for the three and nine months ended December 31, 1998 are not necessarily indicative of results that may be expected for the fiscal year ending March 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto for the fiscal year ended March 31, 1998 included in the Corporation's Annual Report on Form 10-K (Commission File Number 0-22066) as filed with the Securities and Exchange Commission.

NOTE 3-BUSINESS COMBINATION

Effective May 1, 1997, OSB Financial Corp. ("OSB"), a Wisconsin corporation, was merged (the "OSB Merger") with and into the Corporation. The Corporation was the surviving corporation in the OSB Merger. The OSB Merger was consummated in accordance with the terms of an Agreement and Plan of Merger, dated November 13, 1996, between the Corporation and OSB.

The OSB Merger was accounted for as a purchase. Accordingly, the related accounts and results of operations of OSB are included in Corporation's consolidated financial statements from the date of acquisition.
There was no goodwill recorded as a result of the transaction.

NOTE 4-ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative investments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition, and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Generally, for a derivative designated as a hedge, the gain or loss resulting from the ineffective portion of the hedge is reported in earnings in the period in which the change in value has occurred. The effective portion of the hedge either offsets the change in value of the item being hedged on the statement of financial condition or is reported as a component of other comprehensive income. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of the change in value. The Statement amends SFAS No. 52, "Foreign Currency Translation" and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It supersedes SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Statement also nullifies or modifies the consensuses reached on a number of issues addressed by the Emerging Issues Task Force. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early adoption is encouraged and retroactive application is prohibited. Management anticipates that adoption of this Statement will not have a material effect on the financial statements of the Corporation.

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

NOTE 5-EARNINGS PER SHARE

The following table reflects a reconciliation for the three and nine months ended December 31, 1998 and 1997 of basic earnings per share and diluted earnings per share:


                                                       Three Months Ended             Nine Months Ended
                                                           December 31,                  December 31,
                                                       1998           1997            1998           1997
                                                     --------       ---------      ---------       --------
                                                          (In thousands, except share and per-share amounts)

  Basic EPS:
    Income available to common shareholders          $   1,707      $   1,718      $    5,111      $   4,098
    Average common shares outstanding                3,719,397      3,724,704       3,731,222      3,664,763

  Earnings per share - basic                         $    0.46       $   0.46      $     1.37      $    1.12
                                                     =========      =========      ==========       ========

  Diluted EPS:
    Income available to common shareholders          $   1,707      $   1,718      $    5,111      $   4,098
    Average common shares outstanding                3,719,397      3,724,704       3,731,222      3,664,763
    Effect of options - net                             59,963         90,303          72,984         79,492
    Average common shares outstanding - diluted      3,779,360      3,815,007       3,804,206      3,744,255

  Earnings per share - diluted                       $    0.45      $    0.45      $     1.34      $    1.09
                                                     =========      =========      ==========       ========


NOTE 6-STOCK REPURCHASE PROGRAM

On September 23, 1997, the Corporation announced an additional stock repurchase program. Under this program, the Corporation was authorized to purchase an additional 5% of its outstanding common stock, or 193,000 shares, over the twelve-month period beginning with the date of the announcement. At December 31, 1998, 45,600 shares had been repurchased. The stock repurchase program was rescinded in conjunction with the developments related to the proposed merger referred to in Note 7 - Subsequent Events.


NOTE 7-SUBSEQUENT EVENTS

On January 5, 1999, the Corporation entered into a definitive agreement (the "Merger Agreement") providing for the merger of Corporation with and into Anchor BanCorp Wisconsin Inc. ("Anchor"), with Anchor continuing as the surviving corporation (the "Merger"). Anchor, headquartered in Madison, Wisconsin, is the parent holding company for AnchorBank, S.S.B., a $2.1 billion financial institution with 35 full service offices and two lending-only facilities in Wisconsin. The Merger Agreement provides that each outstanding share of common stock, $.01 par value, of the Corporation will be converted (other than certain shares that will be canceled as specified in the Merger Agreement) into the right to receive 1.83 shares of common stock, $.10 par value, of Anchor. Outstanding stock options to purchase shares of Corporation common stock held by employees and directors of the Corporation will be converted into options to purchase Anchor common stock upon consummation of the Merger. Consummation of the Merger is subject to applicable regulatory approvals, and the approval of the shareholders of both companies. The Merger is structured as a pooling-of-interests for financial accounting purposes and as a tax-free reorganization for shareholders of the Corporation. The Merger is currently expected to be completed during the second calendar quarter of 1999.

The Corporation filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated January 5, 1999, with respect to the Merger. Reference is made to this filing for further details regarding the Merger.


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

Comparison of Operating Results for the Three Months and Nine Months Ended December 31, 1998 and 1997

Net income for each of the three-month periods ended December 31, 1998 and 1997 was $1.7 million. For the nine month periods ended December 31, 1998 and 1997, net income increased $1.0 million from $4.1 million in the 1997 period to $5.1 million in the 1998 period. The increase in net income for the nine-month period ended December 31, 1998 from the same period in the prior fiscal year was due to higher net interest income combined with a lower provision for loan losses, as well as an increase in non-interest income and a decrease in non-interest expense. This was partially offset by an increase in provision for income taxes. Contributing to the increase in net interest income was growth in average earning assets to $512.2 million for the nine-month period ended December 31, 1998 from $482.7 million for the same nine months ended December 31, 1997. Net interest margin decreased from 3.47% to 3.43% for the quarter ended December 31, 1997 to December 31, 1998, respectively, and from 3.42% to 3.38% for the nine-month periods ended with the same dates, respectively. As explained in Note 3, the OSB Merger was accounted for as a purchase and the related accounts of OSB were not included in the Corporation's financial statements until May 1, 1997.

The provision for loan losses decreased from $150,000 for the quarter ended December 31, 1997 to $84,000 for the same quarter of 1998. The provision for the nine-month periods also decreased from $800,000 for the period ended December 31, 1997 to $318,000 for the same period ended December 31, 1998. The decrease between the nine-month periods was primarily a result of a provision of $350,000 made to equalize the loan loss allowance percentages historically maintained by the Bank and the former Oshkosh Savings Bank, F.S.B. in 1997. For more information on the allowance for loan losses, see the " Asset Quality" section below.

Noninterest income increased to $796,000 for the quarter ended December 31, 1998 from $702,000 for the quarter ended December 31, 1997. Noninterest income also increased to $2.7 million for the nine months ended December 31, 1998 from $2.1 million for the nine months ended December 31, 1997. These increases were primarily the result of increases in gain on sales of loans to $201,000 and $970,000 for the three and nine months ended December 31, 1998, respectively, from $188,000 and $523,000 for the same periods ended December 31, 1997, respectively. The increase in the gain on sales of loans was due to an increase in the volume of fixed-rate loans originated due to demand created by the falling interest rate environment experienced during the current fiscal year to date. Also contributing to the increase in fiscal 1999 was a gain on sale of office properties of $83,000, which was included in other income. These increases, however, were partially offset by a decrease of $99,000 in gain on sale of mortgage-related securities available for sale from the nine months ended December 31, 1997. There were no sales of mortgage-related securities during the nine months ended December 31, 1998.

Operating expenses increased only slightly from $2.3 million for the quarter ended December 31,1997 to $2.5 million for the quarter ended December 31, 1998. Operating expenses decreased from $7.4 million for the nine months ended December 31, 1997 to $7.3 million for the nine months ended December 31, 1998. Included in the nine-month period for 1997 was a charge of $827,000 for costs associated with the OSB Merger. There were no such charges in the three- or nine-month periods ended December 31, 1998. Without the effect of the OSB Merger-related charge, non-interest expense increased from $6.6 million to $7.3 million for the nine-month periods ended December 31, 1997 and 1998, respectively. The most significant component of the increase was compensation expense, which grew from $3.8 million for the nine-month period ended December 31, 1997 to $4.1 million for the same period ended December 31, 1998. The increase in compensation expense was a combination of general salary increases, as well as staff additions primarily in the lending area. Other expenses increased from $383,000 to $554,000 for the quarters ended December 31, 1997 and 1998, respectively, and from $1.0 million to $1.4 million for the nine-month periods ended with the same dates, respectively. The largest component of the increase was a charge of $123,000 in the quarter ended December 31, 1998, to establish a valuation allowance for the impairment of mortgage servicing rights.

Provision for income taxes increased from $935,000 to $1.0 million for the three-month periods ended December 31, 1997 and 1998, respectively. Provision for income taxes increased from $6.1 million for the nine months ended December 31, 1997 to $8.2 million for the same period ended December 31, 1998. The increases in the provision for income taxes from 1997 to 1998 primarily related to an increase in the Corporation's effective tax rate as a result of favorable tax treatment on several OSB Merger-related issues during the nine months ended December 31, 1997.

Changes in Financial Condition

Total Assets. Total assets increased $8.2 million from $517.8 million at March 31, 1998 to $526.0 million at December 31, 1998. The increase in total assets was driven by increases in investment securities, loans held for sale and loans receivable and was partially offset by decreases in mortgage-related securities and cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased from $28.4 million at March 31, 1998 to $23.9 million at December 31, 1998. The decrease resulted from the use of cash to fund the growth in investments, loans and loans held for sale.

Investment and Mortgage-related Securities. The Corporation purchased $46.2 million in investment securities during the nine months ended December 31, 1998. Investment securities totaling $20.5 million matured during the same period, resulting in a net increase in investment securities of $25.7 million from March 31, 1998. The increase was a result of the investment of excess funds. Mortgage-related securities decreased to $39.9 million at December 31, 1998 from $59.6 million at March 31, 1998. The decrease was primarily a result of accelerated principal repayments as loans underlying the mortgage-related securities were prepaid or paid-off as a result of the low interest rate environment.

Loans Held for Sale. Loans held for sale increased to $20.2 million at December 31, 1998 from $16.7 million at March 31, 1998. The increase was primarily a result of the variable timing of loan demand and related loan sales.

Net Loans Receivable. Net loans receivable increased $3.0 million from $370.9 million at March 31, 1998 to $373.9 million at December 31, 1998. Until September 1, 1998, the Bank sold the majority of its fixed-rate mortgage loan production. Following that date, a portion of its 15 and 20 year mortgage loan originations were retained in its held for investment portfolio.

Deposit Accounts. Deposit accounts increased $10.8 million from $318.5 million at March 31, 1998 to $329.3 million at December 31, 1998. A large portion of this increase was due to payment of real estate tax escrow funds to customers in December. Customers typically transfer these funds to deposit accounts until they make property tax payments near the calendar year end or in the first calendar quarter.

Borrowed Funds. Borrowed funds decreased $3.5 million to $105.9 million at December 31, 1998 from $109.4 million at March 31, 1998. The decrease was a result of scheduled maturities of borrowings.

Advance payments by borrowers for taxes and insurance. Advance payments by borrowers for taxes and insurance decreased $3.4 million to $1.2 million at December 31, 1998 from $4.6 million at March 31, 1998. The decrease was expected as funds held for borrowers' real estate tax payments accumulate until being disbursed annually in December.

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



                                         At December 31                     At March 31,
                                        ---------------  -------------------------------------------------
                                            1998              1998              1997             1996
                                        --------------    --------------    -------------    -------------
                                                               (In thousands)
Non-accruing loans:
      One- to four-family                        $865              $941             $379             $212
      Five or more family                           -                 -                -                -
      Commercial real estate                        -                 -                -                -
      Consumer and other                          104               188               25                -
      Commercial                                   17                96                -                -
                                        --------------    --------------    -------------    -------------
          Total                                   986             1,225              404              212
                                        --------------    --------------    -------------    -------------
Foreclosed assets:
      One- to four-family                          80               113                -                -
      Five or more family                           -                 -                -                -
      Commercial real estate                        -                 -                -                -
      Repossessed assets                           26                 -                -               22
                                        --------------    --------------    -------------    -------------
          Total                                   106               113                0               22
                                        --------------    --------------    -------------    -------------
Total non-performing assets                    $1,092            $1,338             $404             $234
                                        ==============    ==============    =============    =============

Total non-performing assets as a
      percentage of total assets                0.21%             0.26%            0.15%            0.09%
                                        ==============    ==============    =============    =============

Allowance for loan losses to loans
      and foreclosed properties                 0.98%             0.96%            0.63%            0.51%
                                        ==============    ==============    =============    =============



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

The Corporation continues to maintain a general allowance for loans and foreclosed properties not considered impaired. The allowance for loan and foreclosed property losses is maintained at a level which management believes is adequate to provide for possible losses. Management periodically evaluates the adequacy of the allowance using the Corporation's past loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. There have been no material changes in the distribution of the allowance for loan and foreclosed property losses since March 31, 1998. Additional information on the distribution of the Corporation's allowance for loan losses is included in the Corporation's March 31, 1998 Annual Report on Form 10-K.

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

 Federal regulations require that each savings institution classify its own assets on a regular basis. On the basis of management's review of its assets, at December 31, 1998, on a net basis, the Bank classified $630,000 of its assets as special mention, $667,000 as substandard, and $4,000 as doubtful. There were no loans classified as loss at December 31, 1998. As of December 31, 1998, management believes that these asset classifications were consistent with those of the Office of Thrift Supervision (the "OTS").

Based on management's evaluation at December 31, 1998, $84,000 in general loan loss provisions were deemed appropriate for the quarter ended December 31, 1998 and the aggregate allowance for loan losses of $3,839,000 as of such date was determined to be adequate.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.



                                                   Three Months                            Nine Months
                                                 Ended December 31                      Ended December 31
                                          --------------------------------       --------------------------------
                                              1998              1997                 1998              1997
                                              ----              ----                 ----              ----
                                                                      (In thousands)

Allowance at beginning of period                 $3,770            $3,452               $3,567            $1,405
Provision for loan losses                            84               150                  318               800
Charge-offs:
      Residential real estate                         -                 -                  (15)                -
      Commercial real estate                          -                (5)                   -                (5)
      Other commercial                                -                 -                    -                 -
      Consumer and other                            (17)               (6)                 (37)              (29)
                                          --------------    --------------       --------------    --------------
          Total Charge-offs                         (17)              (11)                 (52)              (34)
                                          --------------    --------------       --------------    --------------
Recoveries:
      Residential real estate                         -                 1                    2                 1
      Commercial real estate                          -                 1                    -                 1
      Other commercial                                2                 -                    4                 -
      Consumer and other                              -                 1                    -                 2
                                          --------------    --------------       --------------    --------------
          Total recoveries                            2                 3                    6                 4
                                          --------------    --------------       --------------    --------------
              Net charge-offs                       (15)               (8)                 (46)              (30)
                                          --------------    --------------       --------------    --------------
Allowance acquired through acquisition                -                 -                    -             1,419
                                          --------------    --------------       --------------    --------------
Allowance at end of period                       $3,839            $3,594               $3,839            $3,594
                                          ==============    ==============       ==============    ==============



While management believes that the allowances are adequate and that it uses the best information available to determine the allowance for losses on loans, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

Liquidity & Capital Resources

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. These requirements, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, are based upon a percentage of the average daily balance of an institution's net withdrawable deposit accounts and short-term borrowings. The required ratio is currently 4.0%. On December 31, 1998, the Bank's liquidity ratio, calculated in accordance with OTS requirements, was 27.6%.

At December 31, 1998, the Bank had outstanding commitments to originate loans of $34.8 million, with varying interest rates. At December 31, 1998, the Bank had outstanding commitments to sell mortgage loans of $2.5 million, and commitments to purchase loans of $2.2 million. In addition, the Bank had commitments to fund unused lines of credit of $14.4 million at December 31, 1998. Management does not believe the Bank will suffer any adverse consequences as a result of fulfilling these commitments.

The following table summarizes the Bank's capital ratios and the ratios required by Federal laws and regulations at December 31, 1998:


                                                                         Total
                                                                         Risk-
                                    Tangible          Leverage           Based
                                     Equity            Capital          Capital
                                  --------------    --------------    -------------
                                               (Dollars in thousands)

Bank's regulatory percentage              11.70 %           11.70 %          20.49 %
Required regulatory percentage             2.00              4.00             8.00
                                  --------------    --------------    -------------
Excess regulatory percentage               9.70 %            7.70 %          12.49 %
                                  ==============    ==============    =============

Bank's regulatory capital               $60,870           $60,870          $64,709
Required regulatory capital              10,406            20,812           25,267
                                  --------------    --------------    -------------
Excess regulatory capital               $50,464           $40,058          $39,442
                                  ==============    ==============    =============

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

The Bank has completed more than 99% of the Systems awareness and assessment phases of its Year 2000 project as of December 31, 1998. As part of these phases, the Bank has identified the business impact of the Year 2000 on its operations; briefed senior management; established a working group and steering committee; contacted external businesses (such as vendors and service providers) in an effort to assess their Year 2000 readiness and its potential impact on the Bank's operations; distributed literature on the Year 2000 throughout the Bank; established hardware, software and application interface inventories, utilization and space capacities; defined the requirements for adequate Year 2000 compliance; obtained statements of compliance to Year 2000 requirements from outside service providers; and estimated costs to correct critical applications. In addition, 98% of the renovation phase, 93% of the validation phase and 70% of the implementation phase have also been completed as of December 31, 1998. As part of these phases, the Bank has identified critical applications and the sequence of conversion of critical applications; determined the technical approach and selected the tools to ensure compliance of critical applications; developed detailed plans for correcting, testing and reimplementing critical applications; defined compliance criteria and developed testing procedures for each critical application; converted or will convert critical applications; performed or will perform compliance testing for critical applications; developed or will develop plans for implementation of critical applications; and developed or will develop a contingency plan to address alternative options. Substantially all phases are expected to be completed by the end of the first quarter of calendar 1999. The Bank expects to use internal resources to reprogram, upgrade or replace and test the majority of its Systems.

Costs to Address Year 2000 Compliance Issues. Based on recent assessments, the Bank has determined that it will be required to modify or replace certain portions of its Systems. The Bank currently anticipates that the cost of these modifications will not exceed $250,000. As of December 31, 1998, the Bank has expended less than $100,000 on compliance matters. The Bank presently believes that, with these modifications, the Year 2000 will not pose significant operational problems for its Systems assuming that unanticipated third party compliance problems do not materially adversely affect the Bank's Systems. However, if such modifications and conversions are not made, or are not completed in a timely manner, or if third party noncompliance is a significant issue, the Year 2000 could have an adverse impact on the operations of the Bank. In addition, the costs of the Year 2000 project and the date on which the Bank believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived using numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated.

Risks of Non-Compliance and Contingency Plans. Failure of the Bank or third parties to correct Year 2000 issues could cause disruption of operations, resulting in increased operating costs and other adverse effects. In addition, to the extent customers' financial positions are weakened as a result of Year 2000 issues, credit quality could be affected. It is not possible to predict with certainty all of the adverse effects that may result from a failure of the Bank or third parties to become fully Year 2000 compliant or whether such effects could have a material impact on the Bank. For that reason, the Bank is developing contingency plans to address alternatives in the event that System failures relating to Year 2000 occur. This contingency planning is scheduled to be completed in the first calendar quarter of 1999.


Proposed Merger

On January 5, 1999, the Corporation entered into the Merger Agreement with Anchor. Reference is made to Note 7 of Notes to Consolidated Financial Statements for additional information on the Merger.


Special Note Regarding Forward-Looking Statements

The statements which are not historical facts contained in this Quarterly Report on Form 10-Q are forward- looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. These factors include, without limitation, interest rate trends, the general economic climate in the Corporation's market area, loan delinquency rates, regulatory treatment and unanticipated issues associated with achieving Year 2000 compliance. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The forward-looking statements included herein are made as of the date hereof and the Corporation undertakes no obligation to update publicly such statements to reflect subsequent events or circumstances.

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk

The Corporation has not experienced any material changes to its market risk position from that disclosed in the Corporation's Annual Report on Form 10-K for the year ended March 31, 1998.


Part II - Other Information

    Item 6--Exhibits and Reports on Form 8-K

        (a) Exhibits

            2.1 Agreement  and Plan of Merger,  dated as of January 5, 1999,  by and between FCB Financial Corp. and Anchor BanCorp Wisconsin Inc. (Incorporated by reference to Exhibit 2.1 to FCB Financial Corp.'s Current Report on Form 8-K, dated January 5, 1999.)

            2.2 Stock Option Agreement, dated as of January 5, 1999, between FCB
                Financial Corp. and Anchor BanCorp Wisconsin Inc. (Incorporated by reference to Exhibit 2.2 to FCB Financial Corp.'s Current Report on Form 8-K, dated January 5, 1999.)

            27 Financial Data Schedule at and for the nine-month period ended December 31, 1998 (EDGAR version only)

        (b) Reports on Form 8-K

            On January 11, 1999, the Corporation filed a Current Report on Form 8-K (under Item 5) to report that it had entered into an Agreement and Plan of Merger, dated as of January 5, 1999, with Anchor BanCorp Wisconsin Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FCB FINANCIAL CORP.



Date: February 11, 1999              By:/s/ James J. Rothenbach
                                     -------------------------------------------
                                        James J. Rothenbach
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: February 11, 1999              By:/s/ Phillip J. Schoofs
                                     -------------------------------------------
                                        Phillip J. Schoofs
                                        Vice President, Treasurer and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.          Exhibit


     2.1 Agreement and Plan of Merger, dated as of January 5, 1999, by and between FCB Financial Corp. and Anchor BanCorp Wisconsin Inc. (Incorporated by reference to Exhibit 2.1 to FCB Financial Corp.'s Current Report on Form 8-K, dated January 5, 1999.)

     2.2 Stock Option Agreement, dated as of January 5, 1999, between FCB Financial Corp. and Anchor BanCorp Wisconsin Inc. (Incorporated by reference to Exhibit 2.2 to FCB Financial Corp.'s Current Report on Form 8-K, dated January 5, 1999.)

     27 Financial Data Schedule at and for the nine-month period ended December 31, 1998 (EDGAR version only)